Form 10-K
period 1998-12-31
TELEHUB COMMUNICATIONS CORP
filed 1999-04-07
CIK 1035418

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the Fiscal Year Ended December 31, 1998
                        Commission file number 333-61441


                       TELEHUB COMMUNICATIONS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

             Nevada                                    36-413-6730
 (Jurisdiction of incorporation)         (I.R.S. Employer Identification Number)

                                 CO-REGISTRANTS
                                 --------------
                      TeleHub Network Services Corporation
                        TeleHub Technologies Corporation
                           TeleHub Leasing Corporation
          (Exact Name of Co-Registrants as Specified in their Charters)

         Illinois                   333-61441                  36-406-6622
          Nevada                    333-61441                  36-421-3797
          Nevada                    333-61441                  36-335-3108
     (Jurisdiction of           (Commission File            (I.R.S. Employer
       incorporation)                Number)             Identification Number)

                        1375 Tri-State Parkway, Suite 250
                             Gurnee, Illinois 60031
                                 1 (800) TELEHUB
                (Address, including zip code, & telephone number,
                  of Registrants' principal executive offices)


          Securities registered pursuant to Section 12(b) of the Act:

            Title of each class       Name of exchanges on which registered
            -------------------       -------------------------------------
              Not Applicable                     Not Applicable

        Securities registered pursuant to Section 12(b) of the Act:
                                      None

Indicate by check mark whether Registrants (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrants were required to file such reports), and (2) were subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrants'   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

The aggregate market value of TeleHub Communications Corporation ("TeleHub") common shares held by non-affiliates as of February 28, 1999 was approximately $42,836,725, based on a price of $14. 58 per common share.

There were 12,901,664 TeleHub common shares outstanding on February 28, 1999.

                TELEHUB COMMUNICATIONS CORPORATION & SUBSIDIARIES
                         (COMMISSION FILE NO. 333-61441)

     ANNUAL REPORT ON SEC FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1998



                                TABLE OF CONTENTS

PART I............................................................................................................2
   Item 1.   Business.............................................................................................2
   Item 2.   Properties..........................................................................................18
   Item 3.   Legal Proceedings...................................................................................18
   Item 4.   Submission of Matters to a Vote of Security Holders.................................................18

PART II..........................................................................................................19
   Item 5.   Market for Registrant's Common Equity and Related Stockholders Matters..............................19
   Item 6.   Selected Consolidated Financial Data................................................................20
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............20
   Item 8.   Financial Statements and Supplementary Data.........................................................28
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................51

PART III.........................................................................................................51
   Item 10.    Directors and Executive Officers of Registrants...................................................51
   Item 11.    Executive Compensation............................................................................54
   Item 12.    Security Ownership of Certain Beneficial Owners and Management....................................58
   Item 13.    Certain Relationships and Related Transactions....................................................59

PART IV..........................................................................................................64
   Item 14.    Exhibits and Financial Statement Schedules........................................................64

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.......................................................................28

POWER OF ATTORNEY

SIGNATURES



NOTE CONCERNING FORWARD-LOOKING INFORMATION. Some of the information in this Report contains forward-looking statements that involve substantial risks and uncertainties that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words identify such statements. Investors should read statements that contain these words carefully because they: (1) discuss the Company's future expectations; (2) contain projections of the Company's future results of operations or of its financial condition; or (3) state other "forward-looking" information. The Company believes that it is important to communicate such future expectations to its investors. However, there may be events in the future that the Company has not accurately predicted or over which the Company has no control. These events may include the Company's limited operating history and uncertainty as to the Company's future profitability; uncertainty as to the Company's ability to meet business targets and budgets and to develop and implement operational, sales and marketing and financial systems to manage rapidly growing operations; competition from other participants in the highly competitive telecommunications industry; uncertainty as to the Company's ability to obtain financing on acceptable terms to finance its business strategy; uncertainty as to the Company's ability to obtain and protect intellectual property rights or to develop proprietary products that will receive intellectual property protection; the possibility that technological developments may adversely affect the commercial viability of VASP(TM) (as defined) and the Company's other products; unanticipated regulatory changes that may change the competitive environment to the Company's detriment; the Company's efforts to address Year 2000 issues. Cautionary language in this report provides examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements of this Report. Occurrence of the events described in this Report could have a material adverse effect on the Company's business, operating results and financial condition.

                                     PART I

Item 1.           Business

General. TeleHub Communications Corporation (collectively with its subsidiaries, "Company") believes it has the only universal ATM-based telecommunications network in commercial operation that is capable of seamlessly interconnecting with the PSTN. The Company's first-to-market proprietary software, VASP(TM), will enable telecommunications service providers to (i) integrate the delivery of voice, video and data over a single platform; (ii) seamlessly interconnect with the PSTN; (iii) provide real-time monitoring of telecommunications traffic; and (iv) facilitate the unbundling of the local loop. The Company's ATM managed network, which began carrying commercial traffic in December 1997, acts as a "proof of concept" for and generates revenues to support the Company's growth.

         The Company believes the platform addresses significant needs throughout the telecommunications industry for improved systems and less reliance on legacy hardware. While the legacy network evolved principally for voice transmission, demand for data, video and advanced voice services has grown rapidly over the past ten years. The legacy network, designed to handle the lower bandwidth requirements of voice traffic, has inherent service and cost inefficiencies when carrying data and video transmissions. Incumbent Local Exchange Carriers ("ILEC") granted access to the local loop only on a "bundled" basis (where carriers must purchase an entire package of local service elements), rather than offering access to individual local exchange service elements. Recent regulatory changes have introduced competition in both local and long distance telephone services. In particular, requirements that ILECs "unbundle" the local loop and permit other carriers to purchase individual local exchange elements should facilitate market entry. To be competitive in this new environment and to meet growing demand for high speed data and video transmission services, telecommunications carriers are seeking to enter new markets rapidly and to introduce differentiated services in a cost-effective manner. Three major carriers, Sprint, AT&T and Bell Atlantic, have recently announced plans to deploy, over the next two years, voice-over-ATM services that will interconnect with the PSTN, a service which TeleHub already offers. While such networks would compete directly with the TeleHub ATM network, those carriers are potential customers for VASP(TM). In addition, OEMs such as Lucent Technologies Inc. and Nortel have recently announced major acquisitions attempting to provide network solutions needed for transporting carrier-class voice transmissions over more efficient data networks. The Company believes that its VASP(TM) technology provides ILECs, CLECs, IXCs and OEMs with the ability to accelerate the introduction of new products and services, to reduce costs and to enter into new markets rapidly.

         TeleHub operates two principal subsidiaries: TeleHub Technology Corporation (TTC), which develops the commercial applications of VASP(TM), and TeleHub Network Services Corporation (TNS), which operates the Company's ATM network. TTC is marketing VASP(TM)-based voice and data products to potential customers in the OEM segment, like Newbridge, Nortel and Tellabs, as well as in the carrier market, including ILECs, CLECs and IXCs. The ability to carry voice quality transmissions over an ATM backbone, and VASP(TM)'s ability to offer toll and certain central office switching capabilities on a software basis, open the multi-billion dollar voice switch market to ATM switch manufacturers. For example, Newbridge has purchased a "right-to-use" perpetual license for a trial system of VASP(TM) for $5.0 million. In addition, the Company has signed an OEM agreement with Siemens Information and Communications Networks, Inc. (Siemens). Moreover, with future enhancements, the Company expects VASP(TM) to allow LECs to unbundle the local loop and offer local number portability ("LNP") using existing facilities, while protecting LECs' proprietary customer databases, an issue which management believes has significantly delayed the implementation of local exchange competition.

         TNS, which utilizes VASP(TM) technology, currently offers wholesale long distance services to the switchless reseller market. Because of the inherent efficiencies in carrying voice traffic over an ATM backbone and VASP(TM)'s ability to seamlessly interconnect that traffic into the PSTN, TNS is able to offer switched wholesale voice services at rates generally 10% - 40% lower than those currently offered by competing wholesale service providers. As a result, TeleHub's wholesale customer base has been expanding and, at December 31, 1998, includes twenty-six switchless resellers who have transitioned approximately 200,000 presubscribed lines to TNS's network. The Company estimates that these reseller customers will represent approximately 1.5 million presubscribed long distance lines which can be transitioned onto TNS's network. TNS also expects to offer wholesale long distance services to ILECs, CLECs, ITCs and international carriers terminating traffic in the United States. TeleHub's network, interconnected via leased lines from WorldCom, reaches approximately 64% of the telephone exchanges in the United States directly and the remaining 36% through contractual relationships with other carriers.

         Management believes that the integration of the VASP(TM) technology on an ATM backbone provides the following competitive advantages:

o The Company believes that TeleHub's VASP(TM)-enhanced network is the only publicly-switched ATM network in commercial operation which allows for seamless interconnection with the PSTN without requiring additional telephone equipment or modified dialing procedures. A VASP(TM)-enhanced ATM network allows for increased capacity and efficiencies, thereby lowering costs as compared to networks utilizing legacy technology.

o When fully deployed, VASP(TM) will allow for dynamic bandwidth allocation. VASP(TM) will enable TeleHub to replace a customer's fixed leased-line data network with one which (i) is variable, where the customer only pays for capacity used, and (ii) can be publicly switched, and therefore connected nearly anywhere in the United States, which management believes is an improvement over competitors' existing service offerings.

o VASP(TM) enables certain call-processing instructions to be moved out of the LECs' central office, thereby reducing the traditional dependence on the local exchange switch. The synergy between an ATM-based network and VASP(TM) enables the delivery of expanded telecommunications services on a virtual basis without the need for an extensive switching network.

o VASP(TM) provides real-time monitoring of telecommunications traffic, a feature which the Company believes no other carrier offers. VASP(TM) allows real-time access to billing information and customer calling patterns and also provides for electronic order entry and trouble ticketing. Management believes these capabilities reduce network downtime, provisioning delays, maintenance costs and operating expenses, and improve customer service.

o VASP(TM) distinct data analysis capabilities and open architecture will enable carriers to develop and implement new products and services, such as millisecond billing. The open architecture design of the VASP(TM) software allows carriers to program and deploy these new services more quickly than legacy systems, which are dependent on time-consuming hardware vendor modifications.

Industry Overview
         According  to  1996  industry  data  released  by  the  FCC,  the  U.S.
telecommunications industry served more than 90 million households and 25 million businesses (approximately 158 million access lines), and generated revenues approaching $196.3 billion. Telecommunications wireline services are provided in three principal markets: long distance, local exchange and data products and services. While VASP(TM)'s technology is applicable to nearly all aspects of telecommunications services, as well as OEMs who sell their products to carriers, TNS markets its products and services to customers principally in the wholesale long distance services market.

         The Long Distance Market. The FCC's Statistics of Common Carriers reports that the domestic long distance industry generated revenue of approximately $88.6 billion in 1997. The long distance market is comprised of three tiers. The first tier consists of facilities-based long distance carriers, such as AT&T, MCI, WorldCom and Sprint, who provide long distance communications services using their own equipment to transmit telephone calls. These carriers collectively accounted for approximately 80% of all toll revenues in 1997. "Second tier" carriers, consisting primarily of switched resellers such as Excel Communications Inc., Cable and Wireless, plc., LCI International Inc. and Frontier Corporation ("Frontier"), accounted for approximately 6.0% of toll revenue in 1997. The remaining market share, or "third tier," is held by smaller companies primarily consisting of switchless resellers.

         TNS is marketing wholesale long distance services, which consist of providing bulk transmission capacity to resellers. According to the Yankee Group, wholesale long distance services constitute a market with estimated 1997 revenues of $5.4 billion, growing at a rate approximately between 10% and 15% annually. The Company estimates that the market for the wholesale "switchless" resale segment of the wholesale long distance resale market was approximately $2.4 billion in 1997 and continues to grow at a rate of 10% to 12% annually.

         The Local Exchange Market. According to FCC data, total revenue from local telecommunications services in 1997 was approximately $103.0 billion. The Telecommunications Act was enacted in large part to increase competition in the local telecommunications industry and provide a framework for other carriers to compete with LECs by reselling local telephone service, leasing unbundled elements of the ILECs' networks or building new local service facilities. The Telecommunications Act has created many opportunities for alternative providers in the local services market. The Company believes that large telecommunications users will increasingly demand diversity in local telecommunications providers, as has been the case in long distance and private-line telecommunications services, and that VASP(TM) will facilitate other carriers' entrance into the local exchange market and their utilization of unbundled network elements.

         The Data Products and Services Market. Data products and services have been the highest growth segment of the telecommunications industry in the 1990s. According to Data Communications, data-related products and services accounted for revenues of almost $79.0 billion in 1997--a growth rate of approximately 17% from 1996. According to the Yankee Group, current trends suggest that data revenues will double over the next three years and will grow five times faster than voice revenues. TNS is targeting the data market through both private line and bandwidth-on-demand products, which will be integrated on TeleHub's VASP(TM)-managed ATM network.

  Technology
  Circuit, Packet and Cell Switching Technologies
         There are three switching technologies used in communications networks: circuit-switched systems, packet-switched systems and cell-switched systems. Circuit-switched systems establish a dedicated channel for each communication (such as a telephone call for voice or facsimile), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. Packet-switched communications systems, including voice-over-Internet Protocol networks, format the information to be transmitted (such as e-mail, voice, facsimile or data) into a series of shorter digital messages called "packets." Packet-switched systems offer several advantages over circuit-switched systems, particularly the ability to commingle packets from several communications sources simultaneously onto a single channel. Cell-switched technology, which includes ATM, combines elements of both circuit and packet switching. ATM closely resembles packet switching in that it breaks a communication transmission into cells, which are packets of a fixed size, which are then placed on channels that are shared by several data streams. ATM resembles circuit switching in that it provides connection-oriented service. Each connection has a set-up phase, during which a "virtual circuit" is created.

         There are many Internet Protocol ("IP") networks currently in operation. While generally adequate for data transmission needs, these networks usually are not configured to provide the voice quality of a traditional telephone call. With current technology, this quality can only be achieved by a combination of a substantial cushion of communications capacity, customized end-user equipment, dial-up "access codes," and/or other special procedures to initiate a call.

         There are also concerns about the quality, reliability and security of packet-switched systems. Packets are transported on a first-come, first-served basis with no guarantee of success. Some packets may experience severe delays, while others may be dropped and never arrive. Certain data communications, such as e-mail and file transfers, require 100% accuracy, but can easily tolerate delay. Real-time voice transmissions can tolerate only minor delays, but can tolerate some distortion. Real-time video broadcasts have very low tolerance for both delay and distortion.

         Cell switching can resolve most of the problems inherent in packet-switched networks: (i) a cell will not be delayed behind an unusually large packet and (ii) the addressing information contained in the cell can include prioritizing and sequencing data, which eliminates delays and distortion. Thus, an ATM carrier can offer quality of service performance guarantees.

         The fact that the ATM circuit is virtual, not physical, provides two major advantages. First, it is not necessary to reserve exclusive network resources for a given connection, and thus the economic efficiencies of statistical multiplexing of several simultaneous data transmissions can be realized. Second, once a virtual circuit path is established, switching time is minimized, allowing much higher network throughput. TeleHub decided to deploy

VASP(TM) over an ATM network because of ATM's superior capabilities as compared to alternative circuit and packet switching systems.

  Voice Switching Over ATM
         With the development of voice switching over ATM, efficiencies can be achieved through integrated, consolidated networks for voice, data and video connected via leased lines or public networks. ATM delivers operational simplicity equivalent to that of the virtual private network ("VPN") and adds the superior bandwidth economics of multiplexing. Voice calls may be efficiently transported via virtual circuits, with voice quality assured due to sophisticated voice adaptation techniques and quality of service support. The Company believes the communications industry is moving rapidly towards consolidated networks based on ATM switching because these networks offer the advantages of speed, economy, and interoperability for the spectrum of networking applications.

  Signaling System Number 7
         Technology has changed the architecture of telephone switching systems. The Signaling System Number 7 ("SS7") is the current telecommunications industry-accepted system of protocols and procedures used to control telephone communication and provide routing information. SS7 is also used to provide vertical calling features such as calling card validation, 800 number portability (i.e., the routing of 800 numbers to a new location) and calling name delivery. By storing information, such as routing data, billing information and technical system data and controls at the Signal Control Point ("SCP"), an SS7 network allows call set-up and routing to be accomplished independent of the voice circuits.

         SS7  is  characterized  by  high-speed   packet  data  and  out-of-band
signaling (signaling that does not take place over the same path as the transmission itself, such as a voice conversation). Traditional telephony was in-band, where the signals to set up a call between one switch and another always took place over the same trunk that would eventually carry the call. Out-of-band signaling establishes a separate digital channel for the exchange of signaling information. This channel is called a signaling link. When a call is placed, the dialed digits, trunk selected and other pertinent information are sent between switches using their signaling links, rather than the trunks.

         Out-of-band signaling has several advantages over traditional in-band signaling: (i) it allows for the transport of more data at higher speeds; (ii) it allows for signaling at any time during the call, not only at the beginning;
(iii) it enables signaling to network elements to which there is no direct trunk connection; and (iv) it provides both error correction and retransmission capabilities to allow continued service in the event of signaling point or link failures. However, under traditional circuit-switched systems, SS7 signaling identifies the trunk to which a call must be routed to and that trunk must be present and available at all times. Therefore, the bandwidth is reserved and paid for whether it is used or not. Moreover, that leased line is engineered for the busy hour model, so that little or no call blocking occurs. In contrast, VASP(TM) has features of SS7 imbedded within it and, therefore, transactions which are sent over a VASP(TM)-managed network can be switched directly into the PSTN. TeleHub improves upon the traditional SS7 call model because VASP(TM) interprets the SS7 messages on a dynamic basis, so that ATM connections are created "on-demand." On the ATM backbone, only a portion of the busy hour capacity is permanently connected.

  Operational Support Systems
         OSS encompass a broad array of software and systems that perform critical functions for telecommunications carriers, including ordering, provisioning, service assurance and billing. Ordering systems allow carriers to collect customer information, retrieve current service information, capture and validate new service requests, verify availability of selected services and transmit completed orders to one or more provisioning operational supporting systems. Carriers use provisioning systems to install services for new customers and to change or add services for existing customers. Service assurance systems allow carriers to perform testing, monitoring and reporting necessary to maintain network availability and feed operational data to other business systems. Carriers use billing systems to collect, collate, manage and report billing information.

         Historically, as carriers have added new services, such as wireless or Internet-based services, they have developed multiple, distinct operational supporting systems. These legacy, proprietary OSS have typically been mainframe-based systems that in many cases utilize incompatible software and technologies, making communication among systems difficult. These OSS are further strained by the many incremental changes that have been made in order to accommodate new technologies, such as client/server technology and advancements in data networking, and the proliferation of value-added services, such as call waiting, call forwarding and voice mail. Despite these difficulties, carriers are unable to replace completely existing OSS due to the large investments and vast amounts of historical data contained in these systems. As a result, carriers continue to make incremental modifications to these OSS, further increasing their complexity and interoperability difficulties. In contrast to the current telecommunications environment in which carriers use disparate OSS systems for each aspect of a call transaction (e.g., call processing, billing, traffic monitoring and decision support systems), TeleHub's VASP(TM) integrates all of these functions into one system that is compatible with legacy systems. VASP(TM) is capable of processing all information regarding a call in real-time, is scalable to a carrier-class level, and has the flexibility to integrate new services and products quickly and seamlessly.

The TeleHub Solution
         TeleHub was formed to capitalize on the demand for advanced network features and capabilities resulting from the telecommunications industry's changing competitive and regulatory environment. Existing carriers must develop new OSS that are interoperable with their legacy systems, not only to support initiatives like LNP and the unbundling requirements of the Telecommunications Act, but also to enable carriers to respond to increasing competitive challenges.

         VASP(TM) addresses several  shortcomings of legacy networks  including:
(i) the inability to switch packet- and cell-based traffic into the PSTN; (ii) the lack of real-time management, billing and monitoring capabilities; (iii) the inflexibility of hardware-based network architectures; and (iv) the lack of integrated OSS capabilities. VASP(TM) creates virtual switching capabilities, permits real-time network supervision and facilitates the introduction of new service offerings. When fully deployed, VASP(TM) will integrate voice, video and data on a single switched network and enable the provisioning of bandwidth-on-demand services.

Key benefits of the Company's solution include:

         New Market Opportunities. VASP(TM) allows customers to overcome some of the traditional barriers to entry in the telecommunications service markets such as hardware limitations and the high cost of facilities. Management expects VASP(TM)-enhanced carriers to be able to enter the local, long distance, voice, video and data transmission markets using one integrated network. Utilizing TeleHub's ATM network, switchless resellers soon will be able to offer video and data services in addition to their customary voice services. Similarly, by incorporating VASP(TM) into their products, ATM switch manufacturers can enter the voice switch market.

         Flexible and Scalable Architecture. VASP(TM) is a software solution in contrast to the hardware-based configuration of legacy networks. The Company believes that VASP(TM)'s open architecture and integrated OSS capabilities can be adapted to most existing vendor hardware and are easily and readily scalable, so that carriers, both small and large, can quickly and inexpensively develop and implement new products and services. Existing switching platforms do not have this flexibility and often require costly and time consuming hardware modifications to add or change services.

         Rapid  Market  Entry  and  Cost  Avoidance.  Management  believes  that
VASP(TM) offers the capabilities of a facilities-based network on a virtual basis and therefore will allow carriers to enter markets quickly and avoid the time and expense associated with procuring and installing costly central office, tandem and distribution facilities. Also, OEMs could readily adapt their existing products for multiple markets rather than incur significant expense to develop separate products for each market.

         Improved Time-to-Market for New Products and Services. Historically, new product and service offerings required extensive testing to insure compatibility with existing network configurations. VASP(TM) allows such testing to be completed in less time than with the legacy-based systems and allows new products and services to be rolled out electronically to the entire network from one central location.

         Improved Network Management. VASP(TM) allows real-time access to billing information and customer calling patterns, and also provides for electronic order entry and trouble ticketing. With real-time supervision of network activity, VASP(TM)-managed networks can monitor customer traffic, and the specific network elements involved in carrying a particular call while the call is in-process. Such networks can also recover from line errors, transmission faults and even catastrophic failures much more quickly than legacy systems allow currently. Network maintenance and repair personnel can use this data to build more efficient routing and restoration functions. These capabilities should reduce network downtime, provisioning delays, maintenance costs and operating expenses, as well as enable carriers to improve the quality of their services and to offer more responsive customer care.

         Increased Revenue from Existing Customers. VASP(TM)-equipped carriers are able to store, maintain and access relevant information about customers and their calling patterns on-line. The Company believes that such real-time market research could be harnessed to generate additional revenues or identify new marketing opportunities.

         Increased Value to Resellers. VASP(TM) enhances the competitive position of resellers. TNS offers voice-over-ATM services at rates generally lower than traditional circuit-based voice rates or other point-to-point advanced voice services. TNS's reseller customers will also soon be able to expand their service offerings to include video and data services without the need to procure high cost private data networks. With bandwidth-on-demand pricing, end-user customers are charged only for actual bandwidth used, which makes video and data services affordable for small end-user customers (a reseller's principal market). Using VASP(TM)'s advanced information management capabilities, TNS can electronically provision new customers and diagnose delays much more quickly than legacy systems, so new customers can quickly start generating revenue for the reseller.

Business Strategy

         The Company's objective is to become a leading provider of next generation services and software solutions to the telecommunications industry. Key elements of the Company's strategy include:

         Leverage its First-to-Market Advantage. The Company will continue leveraging its proprietary technology to influence industry standards, build market share quickly and develop innovative packaging and pricing plans.

         Build Market Share on the TNS Network. Company will continue to build TNS's customer base by leveraging the competitive advantages of its VASP(TM)-managed ATM network. TNS expects to continue offering its enhanced services at rates generally lower than competing carriers while also providing superior services, including real-time access to billing and customer information, electronic provisioning and trouble ticketing, and soon, to offer switched video and data services.

         Expand Strategic Alliances. The Company will continue to enhance its joint marketing and technology development efforts through strategic alliances with leading equipment manufacturers and carriers. The Company has formed strategic alliances with manufacturers, such as Newbridge, to assist the Company in introducing its VASP(TM) technology into the next generation of telecommunications equipment. Further the Company has signed an OEM licensing agreement with Siemens to sell its VASP(TM) software bundled with Siemens' ATM switches to next generation carriers. In addition, the Company has formed a strategic relationship with Comdisco, a network services provider, to accelerate entry into targeted corporate markets and to stimulate growth of the Company's customer base. The Company continues to pursue additional relationships with other telecommunications industry participants.

         Operate and Enhance the Next Generation Platform. The Company will continue to enhance VASP(TM) to offer a broader range of products and services to carriers and OEMs. Further enhancements of VASP(TM) are also directed toward the continued integration of the Company's long distance ATM network with the local services market. Because TNS is currently utilizing VASP(TM), potential TTC customers can witness the benefits of a VASP(TM)-based platform in operation, as well as utilize the TNS network for developing and testing new products.

         Attract Experienced Management. The Company will continue to attract highly qualified individuals with proven expertise from various segments of the telecommunications and related industries. The Company's management team has extensive and diverse experience. Management has demonstrated its expertise by deploying and operating TeleHub's ATM network and by developing a growing customer base for its wholesale services, as well as by developing, enhancing and licensing the VASP(TM) technology.

Products and Services

  TeleHub Technologies Corporation

         VASP(TM) applications are designed to administer, operate, control and manage switching devices and network elements in the public carrier services market. The Company believes that VASP(TM) provides telecommunications carriers with superior billing, management and control capabilities. VASP(TM) has been designed to be integrated with any carrier's customer care, billing, provisioning and network management applications. VASP(TM) accumulates information about network events for each phone call and generates a Transaction Detail Record ("TDR"). The TDR can be converted into the standard industry call detail record or into customized information that allows service providers to bill innovatively (e.g., millisecond billing). In addition, service providers can access their databases containing customer information and individual call records in real-time to trouble shoot problems and identify customer calling patterns. This information can be obtained by simple dial-up access from a personal computer, as opposed to the current network process of downloading information from each switch in the network, which can take more than a day to complete. The carrier can use such information as a strategic advantage for pricing and offering targeted products based upon real-time market feedback. The Company's software can also be used as a network surveillance monitoring device. The software has the ability to track phone calls from end-to-end and, therefore, can locate the specific network element that may be causing a problem. These advantages, coupled with the capability to provision circuits electronically, will significantly reduce carriers' operating costs.

         The Company expects that future releases of VASP(TM) will allow for the replacement of the Class 4/tandem switch and eventually the Class 5/end-office switch. Based upon engineering studies, the Company believes that by using ATM and VASP(TM) in place of traditional switch fabrics, the reduction in tandem switching investment will lower the overall cost of multi-city interconnections by 45% to 60%. The open system architecture is scalable from small sizes up to hundreds of phone calls per second, and its underlying hardware platforms and control center designs are selected to meet the operating objectives by accumulating no more than one hour of downtime during each twenty year period of service (99.999% uptime service level objective). VASP(TM) is also adaptable to other transmission mediums such as IP, cable and wireless.

TTC's products and services include the following:

         Virtual Class 4/Tandem Switching (available today). The Company expects that its software, combined with an ATM switching platform, will be capable of replacing the traditional Class 4/tandem switch. This capability will enable data service providers to offer voice products over their existing networks. VASP(TM), running on a Sun Microsystems server and controlling ATM switches, offers a 30% to 40% savings over the cost of purchasing and installing traditional tandem switches. In addition, TeleHub's VASP(TM)-based software solution offers other benefits, including cost effective scalability, customization to specific customer requirements and applications, and faster introduction of new products.

         Local Switch Bypass (available today). TTC is engineering solutions to identify Internet data and other long-holding time calls (e.g., voice mail) and route them directly to called parties, thereby bypassing end-office and tandem switches. The Company expects this technology to address carriers' growing problem of congestion at end-office and tandem switches caused by Internet traffic. TTC's solution allows carriers to manage existing traffic levels and flow without purchasing additional switch capacity.

         Virtual Class 5/End-Office Switching (expected to be available in second quarter of 1999). TeleHub is enhancing its VASP(TM) solution to duplicate the basic functionality of a Class 5/end-office switch. TeleHub expects its virtual Class 5 solution to provide carriers with the capability to enter the local market with a voice product at a fraction of the cost of buying and installing a conventional Class 5/end-office switch. The same advantages offered by TeleHub's Class 4/tandem switch solution apply here--reduced capital expenditures, customization and faster time-to-market for new products. As an example, many CLECs have data Points of Presence ("POPs") which currently utilize ATM switches. TeleHub expects its solution to allow CLECs to carry and switch voice traffic using their existing ATM networks without purchasing Class 5/end-office switches.

         Virtual STP/SCP Signaling (available today). Signal Transfer Points ("STPs") and SCPs are key elements of the underlying SS7 network. Messages, such as telephone number, calling card validation, 800 number routing, and calling name delivery are transmitted to STPs that route the messages to the proper SCPs where call processing information is stored. Embodied within the VASP(TM) design today are both SCP and STP functionality, thereby allowing carriers to perform their own SS7 signaling, without purchasing signaling services or expensive equipment. VASP(TM) contains translation and routing instructions needed to deliver advanced network services and can be further enhanced as new services or requirements are identified. The necessary STP functions are also incorporated in the VASP(TM) design to handle the signaling and management of "on-net" traffic. The conventional STP is deployed in the TeleHub design as an interface to the other carriers in the PSTN and to act as a firewall to protect both parties proprietary information from compromise.

         Mediated Access Services ("MAS") (expected to be available in 1999). The Telecommunications Act and subsequent FCC mandates will require service inter-operability between the various proprietary systems of existing telecommunications carriers. Local and long distance carriers and their current software vendors are therefore expending significant design and software development resources trying to create the inter- operability solutions that can be achieved through VASP(TM). TeleHub expects many carriers to select TeleHub as a service supplier and VASP(TM) as a standard product to integrate the various operating overlays.

         TeleHub expects its MAS capability to provide neutral "third-party" access to service management system and OSS databases throughout the industry. Any service provider (virtual or facilities-based) will be able to obtain the key call treatment information necessary to process customer calls, while the proprietary information of the database owner is protected from compromise. The first requirement for mediation results from the FCC's mandated LNP that requires the RBOCs and GTE Corporation ("GTE") to permit their customers to switch to another competing LEC and still retain their same telephone number. The Company believes its MAS will encourage the LECs to offer unbundled local service elements to other carriers as required by the Telecommunications Act. Management believes this is currently the greatest hurdle for the RBOCs to overcome in achieving their long standing goal of entry into the long distance business within their regions.

         Switched Virtual Circuit ("SVC") (expected to be available in first quarter 2000). The Company is in the process of developing a SVC product expected to provide carriers with a cheaper alternative to permanent virtual circuit (i.e., point-to-point) products offered today. The advantage of a SVC is that when the circuit is not utilized, the capacity can be allocated for another use. A permanent virtual circuit must allocate bandwidth to the user regardless of whether there is traffic flowing over the circuit.

TTC Customer Relationships
         Since the initial release of VASP(TM), the Company has actively pursued OEMs, CLECs and other network service providers to license its proprietary technology. As of December 31, 1998, the Company has signed an OEM licensing agreement, which provides for the sale of two VASP(TM) licenses. In addition, TTC has submitted proposals to two CLECs. In the OEM market, The Company and Newbridge have signed an agreement whereby Newbridge has purchased a "right-to-use" license for a trial system of VASP(TM) for $5.0 million for use in its laboratory and has proposed a VASP(TM)-enhanced solution to several RBOC's. TTC anticipates entering definitive contracts during 1999.

         The Company has formed a joint venture that will use VASP(TM) to manage satellite telecommunications delivery in the Australasian region (Australia, New Zealand, Southeast Asia, India, and the Philippines). The Company will contributed a non-exclusive VASP(TM) license and associated technical support and received a 49% interest, while the joint venture partner will contribute $5.0 million for operating funds and is initially managing the joint venture. The Company believes that the joint venture will introduce the VASP(TM) technology into a new geographic market and demonstrate VASP(TM)'s benefit for satellite networks just as TNS demonstrates VASP(TM)'s ability for wireline networks.

  TeleHub Network Services Corporation
         Network. TeleHub's VASP(TM) solution has been developed to converge voice, data and video on its single network. TNS's backbone is centered on three ATM switching platforms located in Chicago, New York and Los Angeles. The three sites are connected via DS-3 (growing to OC-12) fiber optic lines leased from

WorldCom. TNS's network, utilizing WorldCom's backbone circuits to connect TNS's planned POPs, is designed to ultimately reach over 90% of U.S. telephone exchanges (currently at 64%). The use of TNS's ATM backbone between its switches, as compared to conventional legacy technologies, is estimated to yield a 3:1 (or more) increase in traffic carrying capacity and significant savings. TeleHub believes that its savings on the backbone are achieved via an ability to use available contracted permanent bandwidth in an "on-demand" fashion. TeleHub's backbone bandwidth allocation strategy assumes that only a portion of the busy hour bandwidth needs to be permanently connected, an assumption based upon standard industry traffic engineering models. The rest of the bandwidth can be used to handle busy hour traffic between other signaling service providers. It is VASP(TM)'s ability to create or tear down network connections remotely "on-demand" that enables TeleHub to most efficiently utilize available bandwidth. For example, in a network with cross-country switches, busy hour bandwidth would be allocated on the East Coast at a different time than it would be required on the West Coast. Available bandwidth could be shifted to follow the traffic peaks, resulting in a lower overall bandwidth requirement than would be necessary in a fixed facility network.

         Long Distance. TNS provides wholesale long distance services to ILECs, CLECs and international telephone companies that terminate telephone calls in the United States. TNS offers its customers competitive pricing yet maintains margins higher than its competitors because of the efficiencies of its ATM backbone. The inherent advantages of ATM coupled with VASP(TM) enables TNS to better manage and control its network, therefore further enhancing its cost advantage. In addition, TNS provides its carrier customers with real-time access to end user billing information and calling patterns, thereby allowing them to market enhanced services to their customer bases.

         Bandwidth-on-Demand (expected to be available in 2000). TNS expects to provide a bandwidth-on-demand product utilizing a VASP(TM) SVC product. With bandwidth-on-demand, end-user customers are charged only for actual bandwidth used, which makes video and data services affordable for small end-user customers (resellers' principal market).

         The following table summarizes the manner in which the Company expects TNS's services to meet industry needs:

Services Segment               Current Industry Environment               TNS Offering
------------------------       ----------------------------------         ---------------------------------------
Wholesale Long Distance        o  Predominately voice offering            o  Integrated voice, video and data
                               o  Fixed capacity pricing                  o  Bandwidth on demand pricing
                               o  Limited and delayed access to           o  Real-time access to customer
                                  customer information (including            information (calling patterns and
                                  calling  patterns)                         billing)


TNS Customer Relationships
         TNS has targeted the switchless reseller segment, which in 1997, consisted of approximately 500 service providers with annual revenues estimated at $2.1 billion. Additionally, TNS is targeting ILECs, CLECs and international telephone companies that terminate traffic in the United States. TNS is also marketing its data services to large Fortune 1000 companies. TNS has entered into a memorandum of understanding with Comdisco, whereby the companies will jointly market long distance services to Comdisco's existing customer base.

         As of December 31, 1998, the Company had entered into twenty six contracts to provide long distance services to switchless resellers who have transitioned approximately 200,000 end-user lines onto TNS's network. The Company estimates that these reseller customers represents approximately 1.5 million end-user telephone lines which can be transitioned onto TNS's network. In addition, the Company is currently in active contract negotiations with multiple other service carriers.

Sales and Marketing
  TeleHub Technologies Corporation
         TTC utilizes a small and experienced internal sales force, strategic alliances, and co-marketing agreements to market its VASP(TM) software. In addition, TeleHub leverages the sales forces of its strategic partners and OEM vendors to further penetrate its targeted markets. The TeleHub sales force focuses its selling efforts on potential customers in the OEM segment, such as

Newbridge, Ascend, General Datacom Industries Inc., World Access, Fore Systems Inc., Coyote Network Systems Inc., Lucent, Siemens, Telefonekitieboleset LM Ericsson ("Tekelec") and Nortel. TTC markets custom platform services to RBOCs and CLECs, and to network service providers such as Comdisco.

  TeleHub Network Services Corporation
         TNS has an experienced internal sales department that works with several experienced external sales agents. TNS's sales effort is directed at many of the same carrier customers as TTC, but offers transport and switching services as opposed to software solutions. TNS markets the capability of its VASP(TM)-enhanced ATM network, thereby allowing its customers to offer a broader range of services than current product offerings encompass. For example, TNS has been able to market voice services to Comdisco's existing customers, to whom it previously only offered data services.

Competition
         The telecommunications industry is highly competitive, rapidly evolving and subject to constant technological change. In particular, there are numerous companies offering long distance products and services, and the Company expects competition to increase in the future. The Company believes that existing competitors are likely to continue to expand their product and service offerings to appeal to existing or potential customers of the Company. Moreover, the Company expects that new competitors are likely to enter the communications market and some of these new competitors may market communications services similar to the Company's products and services, which would result in greater competition. However, increased competition also creates additional opportunities for the Company to market its VASP(TM)-based products to current and future participants in the local exchange, long distance, data and video markets.

         Many competitors (such as AT&T, MCI, Sprint, WorldCom, Qwest Communications International Inc. and others) and potential competitors have substantially greater financial, personnel, technical, marketing and other resources than the Company. The Telecommunications Act allows the RBOCs and others (such as electric utilities and cable television companies) to enter the long distance market. A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the telecommunications industry could give rise to significant new competitors to TeleHub or its customers. TeleHub anticipates that certain entrants will be strong competitors because, among other reasons, they may (i) be well capitalized; (ii) already have substantial end-user customer bases and brand name recognition; and/or (iii) enjoy cost advantages relating to local loops and access charges. The introduction of additional strong competitors into the switched long distance business could mean that TeleHub and its customers would face substantially increased competition. As a new entrant, TeleHub will compete primarily by providing superior service and support and on price.

         In addition, the regulatory environment in which the Company operates is undergoing significant change. As this regulatory environment evolves, changes may occur which could create greater or unique competitive advantages for all or some of the Company's current or potential competitors, or could make it easier for additional parties to provide services.

         In the United States, price competition in the long distance business has generally been intensive. AT&T, the leading long distance carrier, was reclassified as a non-dominant carrier, which allows AT&T substantial pricing flexibility. Long distance carriers, including AT&T as well as other non-dominant carriers such as TNS, currently must file tariffs at the FCC for domestic interstate services and for international services. However, such tariffs can be amended on one day's notice; therefore, price changes by one carrier can be matched readily by the others. The long distance communications industry is significantly influenced by the marketing and pricing decisions of larger industry participants such as AT&T, MCI, Sprint and WorldCom. TNS believes that its wholesale customers generally price their service offerings at or below the prices charged by AT&T for its long distance reseller services. Rate reductions by AT&T and other first-tier carriers may necessitate similar price decreases by the Company.

         Under the Telecommunications Act, RBOCs have the opportunity to provide out-of-region long distance services immediately and in-region long distance services if certain conditions are met. RBOC entry into the domestic and international long distance business and the emergence of other new local competitors could result in substantial competition to the Company and may have a material adverse effect on the financial condition, results of operations or cash flow of the Company. In December 1997, a federal court ruled that the Telecommunications Act's pre-conditions to the RBOCs' entry into the in-region long distance telecommunications services are unconstitutional (the "SBC Decision"). Other federal courts have reached contrary decisions, and the SBC Decision has been stayed pending appellate review. The result of the appellate review cannot be predicted. If the SBC Decision were upheld on appeal, it could have an adverse effect on the Company and other carriers because it would speed the entry of the RBOCs into the in-region long distance market and would reduce the primary incentive for RBOCs to open their local markets to competition.

         The long distance industry is undergoing significant consolidation that has created and will continue to create numerous other entities with substantial resources to compete for long distance business. New technologies could also give rise to new regulation or new competition. The Company's larger competitors have significantly greater name recognition, financial, technical, network and marketing resources. They also may offer a broader portfolio of services and have long standing relationships with customers targeted by the Company.

         The Company has entered into telecommunications services agreements with its wholesale long distance customers which do not contain minimum usage commitments and which are cancelable upon short notice without penalties. If these services agreements are canceled or are not renewed upon expiration, the loss of customers could have a material adverse effect on the Company's business, operating results and financial condition. Prices for domestic and international long distance calls have decreased in recent years and are likely to continue to decrease. There can be no assurance that the Company will be able to compete effectively in the domestic or international long distance markets.

         TTC faces competition from some of the most experienced companies engaged in the development of telecommunications equipment and related software. Examples include switch vendors (Lucent, Nortel and Siemens), ATM vendors (Nortel, Siemens, Alcatel NA Cable Systems Inc. ("Alcatel"), Cisco and Ascend), signaling products vendors (Nortel and Tekelec), and OSS providers (Hewlett-Packard Inc. and Applied Digital Access Inc.). The Company believes that existing competitors are likely to continue to expand their product offerings to appeal to existing or potential customers of the Company. Many of the Company's existing competitors have financial, personnel and other resources, including brand name recognition, substantially greater than the Company. TTC may well find itself both a strategic partner and a competitor with some of these companies.

         In the future, the Company may be subject to intense competition due to the development of new technologies, such as ATM and wave division multiplexing, resulting in an increased supply of domestic and international transmission capacity. The telecommunications industry is experiencing a period of rapid and significant technological evolution marked by the introduction of new product and service offerings. The introduction of new products or emergence of new technologies may cause capacity to greatly exceed the demand, reducing the pricing of certain services to be provided by the Company. The effect on the Company's operations of technological changes cannot be predicted, and if the Company is unable to keep pace with advances, it could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

         The Company believes that its proprietary software is unique in that it provides for the only ATM service in commercial operation that can be switched into the PSTN. Other telecommunications carriers can provide their own networks and can provide those networks to other carriers. Numerous established and start-up national and regional fiber optic networks are owned by IXCs, ILECs and CLECs, including AT&T, MCI and Sprint, each of whom has greater name recognition, financial, personnel, technical and marketing resources than the Company. Other companies have announced or may be planning the construction of additional networks.

Regulation
         The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal, state and local legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or the Company, can be predicted at this time. This section also briefly describes regulatory and tariff issues pertaining to the operation of the Company.

         TeleHub's services are subject to federal, state, and local regulation. The Company's business strategy is to continue to operate TNS as a wholesale telecommunications service provider. To the extent the Company's business strategy changes, the Company could become subject to additional regulatory requirements. Pursuant to the Communications Act of 1934, as amended (the "Communications Act") including as amended by the Telecommunications Act, the FCC exercises jurisdiction over all of TNS's facilities and services used to provide, originate, or terminate interstate or international communications. State regulatory agencies have jurisdiction over all of TNS's facilities and services used for intrastate communications. Local governments often require communications carriers to obtain licenses or franchises to utilize public rights-of-way necessary to install and to operate networks, equipment, and other facilities. In addition to regulation by multiple government agencies, different regulatory requirements apply to long distance services than apply to local exchange services. For example, long distance carriers must pay regulatorily determined access charges to LECs. Communications carriers must also contribute to universal service support mechanisms, which are being developed by federal and state agencies. The jurisdictional reach of federal, state and local regulatory authorities is subject to continuous change, controversy and judicial review. TNS is unable to predict the effect or outcome of such changes, controversy or judicial review.

         The Telecommunications Act eliminates many of the pre-existing barriers to competition in telecommunications markets, preempts state and local barriers to entry into the local exchange and other telecommunications markets, and establishes relationships between and among telecommunications carriers and providers. The Telecommunications Act delegates to the FCC and state regulatory agencies broad authority to implement the law.

         The Company is subject to the authority of the FCC and the state regulatory agencies to enforce applicable regulatory requirements. The FCC and state regulatory agencies may address regulatory non-compliance with a variety of enforcement mechanisms, including monetary forfeitures, refund orders, injunctive relief, license conditions and/or license revocation.

         The regulation of the telecommunications industry is changing rapidly and the regulatory environment varies substantially from state to state. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on the financial condition, results of operation, or cash flow of the Company or that domestic or international regulators or third parties will not raise material issues with regard to the Company's compliance or non-compliance with applicable laws and regulations.

         Long Distance Services. TNS's wholesale long distance services are subject to federal regulation governing interstate and international telecommunications services. As a communications common carrier, TNS must comply with the requirements of the Communications Act, as well as the FCC's regulations promulgated under the Communications Act.

         Pursuant to the Communications Act, among other things, common carriers such as TNS must offer service on a non-discriminatory basis at just and reasonable rates. Such carriers are also subject to the FCC's complaint jurisdiction. IXCs providing international services are required to obtain authority under Section 214 of the Communications Act and to file a tariff containing the rates, terms and conditions applicable to their services prior to initiating their international telecommunications services. The Company holds a
Section 214 certificate from the FCC for global facilities-based and global resale authority. The Company is a non-dominant international carrier and also must comply with the federal statutory and regulatory requirements of common carriage in the offering of its international services. International telecommunications service providers are also required to file copies of their contracts with other carriers, including foreign carrier agreements, and a variety of reports regarding their international revenue, traffic flows and use of international facilities. Carriers holding Section 214 authority are subject to FCC rules requiring, among other things, prior approval for transfers of control and assignments, and notifications or approvals of certain foreign carrier investments.

         Because the interstate long distance services market has become sufficiently competitive, the FCC has streamlined the regulation of interstate carriers. Thus, the FCC has ordered that non-dominant IXCs do not need to file tariffs offering their services. While the Order is being reviewed by a Federal appeals court, the court has stayed the FCC's de-tariffing decision. As a result, IXCs must continue to file interstate tariffs (as well as international tariffs). TNS has filed tariffs with the FCC. In addition, TNS can install and operate non-radio facilities for the transmission of interstate communications without prior FCC authorization.

         TNS's intrastate long-distance services are also subject to state regulations. TNS has obtained or applied for authority to provide intrastate services from various state regulatory agencies and has filed and is in the process of filing tariffs specifying the rates, terms and conditions for its wholesale intrastate services.

         Local Exchange Services. Although TeleHub does not intend to provide local exchange services directly to end users, certain of TNS's proposed services will make local exchange features and capabilities available to other carriers. To offer its local exchange-related services, TNS may need to obtain certifications to provide local exchange services from and file tariffs with state regulatory agencies, and negotiate agreements with the ILECs for interconnection, co-location and unbundled access.

         State Requirements. Most states require a certification or other authorization to offer local exchange and long distance intrastate services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. In addition to tariff requirements, most states require that common carriers charge just and reasonable rates and not discriminate among similarly situated customers. Some states also require the filing of periodic reports, the payment of various regulatory fees and surcharges, and compliance with service standards and consumer protection rules. States also often require prior approvals or notifications for certain transfers of assets, customers or ownership and for the issuance of stock, bonds or other forms of indebtedness. As a result, in certain states TNS requested approvals, made notifications or took other actions relating to its issuance of a guarantee pursuant to the Initial Note Offering. While TNS expects to obtain all necessary approvals for the Exchange Offer, there can be no assurance that such approvals will be obtained, or that they will be obtained on a timely basis. States generally retain the right to sanction a carrier or to revoke certifications if a carrier violates relevant laws and/or regulations. If any state regulatory agency were to conclude that the Company is or was providing intrastate service without the appropriate authority, the agency could initiate enforcement actions, which could include the imposition of fines, the disgorging of revenues, or the refusal to grant the regulatory authority necessary for the future provision of intrastate telecommunications services.

         State regulatory agencies also regulate access charges and other pricing for telecommunications services within each state. If regulations are changed to allow variable pricing of access charges based on volume, the Company could be placed at a competitive disadvantage over larger long distance carriers.

         The Communications Act was substantially amended by the Telecommunications Act, which provides for comprehensive reform of the United States' telecommunications laws. The Telecommunications Act may have potentially significant effects on the financial condition, results of operations or cash flow of the Company. The Telecommunications Act is designed to enhance competition in, among other markets, the local telecommunications marketplace by, among other things: (i) removing state and local entry barriers, (ii)
requiring ILECs to provide interconnection to their facilities, (iii) facilitating the end users' choice to switch service providers from ILECs to CLECs, and (iv) requiring access to rights-of-way. The legislation is also designed to increase local competition by newer competitors such as long distance carriers, cable companies and public utility companies. In addition, the Telecommunications Act imposes certain conditions upon all LECs, including CLECs. To the extent the Company is required to obtain certifications as a CLEC, these obligations would apply to the Company. Among these requirements are the duties to establish number portability, dialing parity and reciprocal compensation arrangements. These requirements may cause the Company to incur additional administrative and regulatory expenses.

         On August 8, 1996, the FCC released the Interconnection Decision, which established a framework of minimum, national rules enabling state commissions and the FCC to begin implementing many of the local competition provisions of the Telecommunications Act. Among other things, the Interconnection Decision prescribed certain minimum points of interconnection, adopted a minimum list of unbundled network elements that ILECs must make available to competitors, and adopted a methodology for states to use when setting wholesale prices for retail services. The U.S. Court of Appeals for the Eighth Circuit issued a decision vacating certain portions of the Interconnection Decision and the United States Supreme Court has agreed to consider the challenges to the Eighth Circuit's decision filed by the FCC and interested carriers. Whether the Eighth Circuit's decision will stand, or what further actions the FCC may or may not take in response to these decisions cannot be predicted.

         Local Government Authorizations. Because TNS is selling wholesale services to other carriers, permitting and franchising requirements are usually handled by those carriers. However, TNS has obtained necessary local government authorizations for the installation and operation of facilities that it owns. The termination of the existing local government authorizations prior to their expiration dates or failure to renew such authorizations where applicable could have a material adverse effect on the financial condition, results of operations and cash flow of the Company. In some municipalities, carriers must pay license or franchise fees.

         Universal Service Charges. In 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime to be funded by interstate carriers and certain other entities. The FCC established new universal service funds to support telecommunications and information service provided to qualifying schools, libraries and rural health care providers, and expanded the federal subsidies for local telephone service provided to low-income consumers. In accordance with the Telecommunications Act, the FCC adopted plans to implement the recommendations of a Federal-State Joint Board to preserve universal service, including a definition of services to be supported, and defining carriers eligible for contributing to and receiving from universal service subsidies. The FCC plans to revise its rules of subsidizing service provided to consumers in high cost areas, which may result in further substantial increase in the overall cost of the subsidy program. The FCC issued a public notice in April 1998 seeking comment on proposals to revise the methodology for determining universal service support. The outcome of the FCC's pending and future proceedings relating to universal service or their effect on the Company cannot be predicted. Several parties have appealed the FCC's order and those appeals are pending before a federal appeals court. The outcome of the further FCC proceedings or of the pending judicial appeals or petitions for FCC reconsideration on the Company's operations cannot be predicted.

Employees

The Company employed 252 full time personnel as of December 31, 1998. TeleHub has an employment contract with its Chief Executive Officer ("CEO") and President, key executives denoted under "Management-Executive Employment Agreements" and other executives. For employees without employment contracts, the Company has arranged for a third party contractor to hire those employees and handle payroll and benefits. None of TeleHub's employees are members of any labor unions. TeleHub also utilizes independent contractors and consultants.

Glossary


Ancillary Services                        Options   available   to  an  enhanced
                                          service  provider,  which  support and
                                          complement  the  provision of enhanced
                                          services.  Examples  include  protocol
                                          conversion  and DID with third  number
                                          billing inhibited.

Asynchronous Transfer Mode (ATM)          Asynchronous   Transfer   Mode-A  fast
                                          cell-switched  technology  based  on a
                                          fixed-length   53-byte  cell.  ATM  is
                                          capable of handling  voice,  data, and
                                          video   transmissions  over  the  same
                                          facility.

Client                                    End user computer on a network  (local
                                          or Internet).

Competitive Access Provider (CAP)         A  new  term  coined  by  the  FCC  to
                                          describe  a   facilities-based   local
                                          carrier  (such  as  MFS,  MCI,  Metro,
                                          etc.)  competing   directly  with  the
                                          incumbent  carrier.  A CAP can also be
                                          referred to as a CLEC.

Competitive Local Exchange
   Carrier (CLEC)                         A  new  term  coined  by  the  FCC  to
                                          describe  a   facilities-based   local
                                          carrier    (defined   in    1996   FCC
                                          Interconnection Order).  Such carriers
                                          may also be called CAPs.

DS-3                                      Digital service, Level 3. Equipment of
                                          28  T-1  channels,  and  operating  at
                                          44.736 Mbps. Also called T-3.

End-Office                                A Central  Office to which a telephone
                                          subscriber  is   connected--frequently
                                          referred to as a Class 5  office--that
                                          actually  delivers  dial  tone  to the
                                          subscriber.

Incumbent LEC (ILEC)                      With  respect  to an area,  the  local
                                          exchange  carrier that, on February 8,
                                          1996,   provided   telephone  exchange
                                          service  in such area and on that date
                                          was  deemed  to  be a  member  of  the
                                          exchange  carrier  association or is a
                                          person  or  entity  that,  on or after
                                          February  8, 1996,  became a successor
                                          or   assign   of  a   member   of  the
                                          foregoing. RBOCs are considered ILECs.

Independent Telephone Company (ITC)       A  telephone  company  not  affiliated
                                          with one of the former RBOCs.

Interexchange Carrier (IXC)               These    are    carriers     providing
                                          connections  between  Local Access and
                                          Transport  Areas  (LATAs)  and serving
                                          areas  where the  calling  and  called
                                          customers  are  located  in  different
                                          LATAs.

Internet Protocol (IP)                    Part of the TCP/IP family of protocols
                                          describing  software  that  tracks the
                                          Internet  address  of  nodes,  routes,
                                          outgoing   message,   and   recognizes
                                          incoming messages.

InterLATA                                 Telecommunications    services    that
                                          originate in one LATA and terminate in
                                          another.

Leased Lines                              A carrier or  reseller  leases T3, T1,
                                          or  OC-level  trunks  for use  between
                                          switching  facilities.  The carrier or
                                          reseller is  responsible  for ensuring
                                          that  there  is  enough   capacity  to
                                          support the requisite traffic.

LEC Local Exchange Carrier-any company that is engaged in the provision of local telephone exchange service or exchange access.

Network Element                           A facility  or the  equipment  used in
                                          the provision of a  telecommunications
                                          service.  The term includes subscriber
                                          numbers, databases, signaling systems,
                                          and information sufficient for billing
                                          and   collection   or   used   in  the
                                          transmission,    routing,   or   other
                                          provision   of  a   telecommunications
                                          service.

Number Portability                        The  technology   that  will  allow  a
                                          telephone  number  to  travel  with  a
                                          customer  from place to place and, for
                                          800  numbers,  from one long  distance
                                          carrier to another.

Operational Support Systems (OSS)         Methods  and   procedures   (generally
                                          mechanized)  that directly support the
                                          daily       operation      of      the
                                          telecommunications          provider's
                                          infrastructure,       e.g.,      order
                                          processing, equipment assignment, etc.
                                          A typical  LEC will have  hundreds  of
                                          OSSs.

Public Switch Telephone
   Network (PSTN)                         Usually refers to the worldwide  voice
                                          telephone  network  accessible  to all
                                          those  with   telephones   and  access
                                          privileges   (i.e.,   in  the   United
                                          States,  it was  formerly  called Bell
                                          System   Network   or  the  AT&T  long
                                          distance network).

Regional Bell Operating
   Company(RBOC)                          Originally  seven  regional  telephone
                                          companies  created by the  divestiture
                                          of AT&T in 1984. Each company consists
                                          of  two   or   more   Bell   Operating
                                          Companies.

Reseller Company that uses and buys the transmission facilities and capacity of another carrier. The price at which it buys services is the wholesale rate.

Service Control Point (SCP)               Also called Signal  Control  Point.  A
                                          remote   database   within   the   SS7
                                          network.

Server The main computer on a network, including local area networks (LANs) and hosts on the Internet. So called because it "serves" software or information to the "client" computers on the network.

Service Provider                          A carrier or other  organization  that
                                          provides  dial  tone,   access  lines,
                                          transport,    e-mail    or    Internet
                                          connectivity, typically for a fee.

Signaling System 7 (SS7)                  An    internationally    standardized,
                                          general purpose  signaling  system. It
                                          is a dedicated  signaling network that
                                          is separate  from the regular  message
                                          network.  The  message  network  still
                                          carries the voice  and/or data between
                                          the calling and called parties.

Signal Transfer Points (STP)              Highly  reliable  packet switches that
                                          route   signaling   messages   between
                                          signaling  end points on the  network.
                                          STPs are the  "signaling  tandems"  of
                                          the  signaling  network.  STPs provide
                                          translation and routing  functions for
                                          signaling  messages  received from the
                                          network.  Synchronous  Optical Network
                                          (SONET)   A  family   of   fiber-optic
                                          transmission  rates from 51.84 Mbps to
                                          13.22   Gbps.   SONET  is  an  optical
                                          interface    standard    that   allows
                                          internetworking     of    transmission
                                          products from multiple vendors.

Switchless Resellers                      Like aggregators, these companies have
                                          no  facilities,  but they assume their
                                          own  identity   through   billing  and
                                          customer care  services-earning  their
                                          revenues  on  the  difference  between
                                          wholesale and retail rates.

Telecommunications                        The  transmission   between  or  among
                                          points   specified  by  the  user,  of
                                          information  of  the  user's  choosing
                                          (including    voice,    data,   image,
                                          graphics, and video) without change in
                                          the   form   or    content    of   the
                                          information.

Telecommunication Carrier                 Any  provider  of   telecommunications
                                          services.

Third-Tier Carriers                       Also known as  switch-based  resellers
                                          or  carriers.  These  companies  lease
                                          networks to  interconnect  one or more
                                          of their own  switches.  Revenues vary
                                          dramatically-from  under $1 million to
                                          over $100  million  annually.


Virtual Access Services
   Platform(VASP)(TM)                     The Company's proprietary software and
                                          database  which  provide  an  Advanced
                                          Intelligence      Network     platform
                                          front-end   database   integrator  for
                                          billing,    management   and   control
                                          interfacing adjuncts.

Item 2.  Properties

Real Property. The Company leases 97,647 square feet of office space in Gurnee, Illinois, for its corporate offices, technology development and network operations center pursuant to leases expiring at various times from 2000 to 2006. TNS leases 15,341 square feet in downtown Chicago for its Chicago telecommunications switches, pursuant to a lease expiring in 2001, another 14,705 square feet in downtown Los Angeles, California for its Los Angeles telecommunications switch pursuant to a lease expiring in 2007, and conduit and co-location space in downtown Los Angeles pursuant to a lease agreement expiring in 2007. TNS leases 15,217 square feet in downtown New York City for its New York telecommunications switches, pursuant to a lease expiring in 2007. TTC leases office space in Kansas City, Missouri pursuant to a lease expiring in September 2000. TeleHub Leasing Corporation leases office space in Bedford, New Hampshire on a month-to-month lease.

         In March 1999, the Company closed its corporate office in Walnut Creek, California. The Company leases 4,771 square feet of office space at that location pursuant to a lease expiring in 2002; the Company has subleased that space for the remainder of the lease term.

Intellectual Property. The VASP(TM) software is one of the Company's primary assets. Management is seeking to protect the Company's intellectual property rights in the VASP(TM) software under applicable law including using, when and as appropriate, trade secret and patent protections. Specifically the Company has several patents pending relating to the VASP(TM) technology. There can be no assurances that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technologies. The Company's future success will depend in part on its ability to protect its proprietary rights to the technologies used by VASP(TM).


Item 3.           Legal Proceedings

         The Company is not currently engaged in any legal proceedings. The Company is, however, subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the applicable federal and state laws and regulations, such as the Communications Act, and the Telecommunications Act. In some cases, the Company may be bound by the results of on-going proceedings before these bodies.


Item 4.           Submission of Matters to a Vote of Security Holders

         The Company held its 1998 Annual General Shareholders Meeting ("AGM") on Monday, August 24, 1998, in Lincolnshire, Illinois. Management solicited proxies for this meeting. Holders of both Company common shares and Series A Preferred Shares participated in the AGM, with each Series A Preferred Share having the same voting power as one common share. At the AGM, the Company's shareholders:

     1. Elected the following Class B Directors to serve until the 2001 Annual General Meeting:
                                             Shares       Shares       Shares
              Name                          in Favor      Against    Not Voting
              ----                        -----------     -------    ----------
              Michael G. McLaughlin        11,299,450           0             0
              John F. Slevin               11,299,450           0             0
              John R. Snedegar             11,299,450           0             0

         No proxies were solicited in opposition to management's nominees, who were all elected unopposed.

     2. Increased the common shares reserved for issuance under the Company's 1997 Stock Option Plan (11,239,450 Shares in favor, 15,000 Shares opposed and 45,000 Shares abstaining).

     3. Appointed PricewaterhouseCoopers, LLP (the successor firm to Coopers & Lybrand LLP), as the Company's independent auditors for 1998 fiscal year (11,299,450 Shares in favor, no Shares opposed and no Shares abstaining).

     4. Ratified the actions of the Board of Directors since the 1997 AGM (11,239,450 Shares in favor, 15,000 Shares opposed and 45,000 Shares abstaining).


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         There is no established public trading market for the Company's equity securities. On February 28, 1999, there were 247 record holders of TeleHub common shares and 178 record holders of TeleHub Series A Preferred Shares. TeleHub has not paid dividends on its common shares and Preferred Shares, and the Board intends to continue a policy of retaining earnings to finance its growth and for general corporate purposes. Moreover, the indenture ("Indenture") governing the Corporation's 13.875% Series B Senior Discount Notes due 2005 ("Notes") limits Company's ability to pay cash dividends. In addition, future loan agreements also might limit Company's ability to pay cash dividends. The Company does not anticipate paying any dividends in the foreseeable future.





Issuance  of  Unregistered  Securities.   The  following  tables  summarize  all
securities that the Company issued or sold during the fiscal year ended December 31, 1998 that were not sold in registered offerings:

               Equity Securities
               -----------------
Date       Title              Amount         Underwriter                 Consideration              Exemption
----       -----              ------         -----------                 -------------              ---------
7/30/98    Common Shares      68,599         FSC Corporation      1,000,000($14.5775 per Share)     Sec. 4(2)
                                             (Wholly owned subsidiary of BancBoston Corporation)

                Debt Securities
                ---------------
Date       Title              Amount         Underwriter                 Consideration               Exemption
----       -----              ------         ------------                -------------               ---------
7/30/98    Units*                125         BancBoston Securities Inc.    $83,553,750               Rule 506
-----------------

* consisting of $1,000 principal amount at maturity of Series A 13.875% Senior Discount Notes due 2005 plus a warrant to purchase 16.667 common shares for $0.01 per common share


                  Options & Warrants
                  to purchase common shares                                                 Per Share
Date              Title          Shares Purchasable    Class of Holder                    Exercise Price      Exemption
----              -----          ------------------    ---------------                    --------------      ---------
1/01/98           Options                     386,500  Employees                                    $10.00     Sec 4(2)
1/01/98           Options                     100,000  Directors                                    $10.00     Sec 4(2)
1/01/98           Warrant                     150,000  Executive Officer                            $10.00     Sec 4(2)
3/04/98           Warrant                      15,000  Consultant                                   $10.00     Sec 4(2)
3/16/98           Warrant                      40,000  Consultant                                   $10.00     Sec 4(2)
3/17/98           Option                      409,500  Employees                                    $10.00     Sec 4(2)
3/18/98           Option                       80,000  Directors                                    $10.00     Sec 4(2)
3/18/98           Option                       97,378  Employees                                     $5.00     Sec 4(2)
3/24/98           Warrant                      10,000  Vendor                                       $10.00     Sec 4(2)
5/01/98           Warrant                      75,000  Broker                                       $10.00     Sec 4(2)
5/20/98           Warrant                     240,000  Lender/Affiliate                             $10.00     Sec 4(2)
6/02/98           Warrant                     900,000  Executive Officer & Director                 $12.50     Sec 4(2)
7/01/98           Warrant                   2,082,732  Broker                                        $0.01     Sec 4(2)
8/31/98           Warrant                     157,000  Consultant                                   $14.58     Sec 4(2)
8/24/98           Option                    1,105,000  Employees                                    $14.58     Sec 4(2)
9/16/98           Option                       53,000  Employees                                    $14.58     Sec 4(2)
10/1/98           Option                      206,100  Employees                                    $14.58     Sec 4(2)
12/16/98          Option                      140,000  Employees                                    $14.58     Sec 4(2)
12/31/98          Option                       15,000  Employees                                    $14.58     Sec 4(2)



Item 6.      Selected Financial Data

         The following selected consolidated financial data for the period from inception (January 18, 1996) to December 31, 1996 and for the years ended December 31, 1997 and 1998 have been derived from the Consolidated Financial Statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                   Inception to    Year Ended      Year Ended
                                                    December 31,   December 31,    December 31,
                                                        1996            1997            1998
                                                   ------------    ------------    ------------
Statement of Operations Data:
Revenue                                                    --      $  2,901,280    $  8,407,087
Operating expenses other than depreciation
     And amortization                                 3,667,319      19,483,912      61,030,188
Depreciation and amortization                            68,556         784,548       4,574,368
                                                   ------------    ------------    ------------
               Total operating expenses               3,735,875      20,268,460      65,604,556
               Operating loss                        (3,735,875)    (17,367,180)    (57,197,469)
Amortization of debt discount                           (85,375)       (546,875)     (2,794,161)
Interest expense, net                                   (66,973)       (213,658)     (5,947,669)
Other income (expense)                                 (599,950)         34,889          (6,086)
                                                   ------------    ------------    ------------
Net loss                                           $ (4,488,173)   $(18,092,824)   $(65,945,385)
                                                   ============    ============    ============

Basic and diluted loss per share                   $       (.52)   $      (1.70)   $      (5.21)
Weighted average shares outstanding used in
   per share calculations -- basic and diluted        8,614,815      10,624,251      12,664,260
Balance Sheet Data:
Working Capital                                    $ (1,370,554)   $  6,445,243    $ 30,019,168
Total assets                                          4,029,254      34,258,400      70,409,776
Total debt, including current portions                  160,107      12,599,299      78,834,726
Stockholders' equity (deficit)                       (2,975,254)     17,393,445     (21,676,216)

Number of Employees
                                                              9              88             252




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The  following  discussion  should  be read  in  conjunction  with  the
Consolidated Financial Statements and related notes thereto included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations which involve risks and uncertainties. Actual results and timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in this report.

Overview
         After three years of research and development, the Company was formed in January 1996. The Company has developed what it believes is the first universal ATM-based network with the potential to integrate the delivery of voice, data and video on one network. The Company launched commercial voice services on its network in December 1997 and since then has entered into twenty six contracts, ranging from one to three year terms, to provide interstate and intrastate long distance services to switchless resellers. As customers transition their traffic onto TeleHub's network, the Company expects significant growth in revenues. The Company expects that as revenues increase, the variable costs associated with operating the TeleHub network should decline as a percentage of total revenues, and accordingly margins will improve. The Company believes that the TeleHub network should have positive EBITDA at approximately $15 million a month of on-net revenues, although there is no assurance that the Company will be able to achieve such revenues. Additionally, the Company has signed several memoranda of understanding and has distributed several proposals to license its VASP(TM) services. The Company expects to license its technology to multiple carriers and OEMs by the end of 1999. The Company expects significant growth in revenues from the licensing of VASP over the next two years. The foregoing expectations are forward-looking statements that involve risks and uncertainties, and actual results could vary as a result of a number of factors including the Company's operating results, the results and timing of the Company's launch of new products and services, governmental, legislative or regulatory changes, the ability of the Company to meet product and project demands, the success of the Company's marketing efforts, competition and acquisitions of complementary businesses, technologies or products.

         Since inception, the Company has incurred net losses and experienced negative cash flow from operations and expects to continue to operate at a net loss and to experience negative cash flow at least through 1999. However, the Company's ability to achieve profitability and positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenues and achieve other operating efficiencies. The Company experienced net losses of approximately $65.9 million and $18.1 million for the year ended December 31, 1998 and December 31, 1997, respectively. At December 31, 1998, the Company had approximately $31.1 million of net deferred tax assets comprised primarily of start up costs which are capitalized for tax purposes and net operating loss carry-forwards. Due to uncertainty of realization, a valuation allowance has been provided to eliminate the net deferred tax asset at both December 31, 1998 and 1997. Pursuant to the provisions of the Tax Reform Act of 1986 (the "Tax Reform Act"), utilization of the net operating loss carryforwards may be subject to an annual limitation as defined in the Tax Reform Act. Furthermore, the Company believes that it is more likely than not that it will not generate taxable income through 1999, and possibly beyond, and accordingly will not realize the Company's deferred tax assets through 1999, and possibly beyond. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results. See Note 5 to the Consolidated Financial Statements.

         To fund its operations, the Company has raised gross proceeds of approximately $43.5 million of equity capital through two private placements (the "Spring 1997 Offering" and the "Fall 1997 Offering") and in July 1998, the Company completed an initial note offering yielding $65.9 million in net proceeds after deducting offering expenses and repaying a $11.4 million bridge loan. The Company also received a $1 million equity investment from the initial purchaser.



  Year ended December  31, 1998 compared to year ended December 31, 1997
  Revenue
         Revenue increased $5.5 million to $8.4 million from $2.9 million for years ended December 31, 1998 and 1997, respectively. TTC licensed VASP(TM) to Newbridge for $5.0 million, $3.0 million of which was recorded the year December 31, 1998, and TNS generated $5.4 million of revenue from network operations during the year ended December 31, 1998.

  Operating expenses
         Operating expenses increased $45.3 million to $65.6 million from $20.3 for the years ended December 31, 1998 and 1997, respectively. Monthly recurring network circuit costs, personnel costs, network equipment lease payments, depreciation expense, and facility costs increased by $15,020,000, $13,075,000, $8,195,000, $3,790,000, $1,035,000, respectively. Significant operating cost increases were necessary to expand the network to efficiently handle anticipated subscriber traffic, and to manage the financial and administrative aspects of the business. Increased personnel costs reflect an increase in employees from 88 as of December 31, 1997 to 252 as of December 31, 1998. All operating expenses are primarily variable and are expected to increase in future periods as revenue increases. Research and development expenses increased by $3,999,000 to
$8,244,000  from  $4,245,000  for the year  ended  December  31,  1998 and 1997, respectively. Research and development costs will increase in future periods to continue the development of the Company's product and service offerings.

    Amortization of debt discount
         Amortization of debt discount for the year ended December 31, 1998 amounted to $2,794,000. Warrants issued in connection with the Comdisco Bridge Loan accounted for $1,460,000. The remaining $1,334,000 related to the amortization of warrants associated with the debt offering. For the year ended December 31, 1997, amortization of debt discount was $547,000, which related to premiums paid to Hartford Holdings Ltd. ("HHL") in connection with the settlement of all outstanding bridge loans and notes issued to the Company.

  Interest income (expense), net
         Net interest expense for the year ended December 31, 1998 was $5,948,000 as compared to $214,000 for the year ended December 31, 1997. Gross interest expense increased approximately $6,863,000 as a result of the Initial Note Offering and Comdisco Bridge Loan agreement. The total interest and debt discount amortization expense relating to the Comdisco Bridge Loan, which originated in early May 1998 and was repaid in late July 1998, amounted to approximately $2,550,000. Interest income increased $1,129,000 as a result of increased cash and equivalent balances available for short term investments.

  Net loss
         The Company reported a net loss of $65.9 million and $18.1 million for the year ended December 31, 1998 and December 31, 1997, respectively. The Company has not recorded any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, the Company has recorded a valuation allowance against its total net deferred tax assets.

Year ended December 31, 1997 compared to period from January 18, 1996 (inception) to December 31, 1996

  Revenues
         The Company commercially introduced its services in December 1997. Revenue was first recognized in 1997 for licensing fees, consulting services and network services. Revenue for the year ended December 31, 1997 was $2.9 million. TTC recorded $2.0 million in November 1997 under a licensing agreement with Newbridge. TNS recognized $900,000 for consulting services and generated $1,300 of network revenue in December 1997. No revenue was generated during the period from January 18, 1996 (inception) to December 31, 1996.

  Operating expenses
         Total operating expenses increased approximately $16.6 million to $20.3 million from $3.7 million for the year ended December 31, 1997 and the period from January 18, 1996 (inception) to December 31, 1996, respectively. Personnel costs, consulting services, network equipment lease payments, monthly recurring network circuit costs, facility costs, and depreciation expense increased by $5,616,000, $2,216,000, $2,193,000, $2,164,000, $1,087,000, and $716,000,
respectively. The significant increase reflects the implementation of the Company's business plan which resulted in accelerated development efforts and network expansion and build-out, as well as infrastructure growth of the Company. Research and development expenses increased $2,638,000 to $4,245,000 from $1,607,000 for the year ended December 31, 1997 and 1996, respectively. Research and development costs will increase in future periods reflecting the continuing development of the Company's product and service offerings.

         Total TNS operating expenses increased approximately $11.7 million to $13.8 million from $2.1 million for the year ended December 31, 1997 and the period from January 18, 1996 (inception) to December 31, 1996, respectively. This increase was due to the network expansion, as well as infrastructure growth for the segment. Total TTC operating expenses increased approximately $4.9 million to $6.5 million from $1.6 million for the year ended December 31, 1997 and the period from January 18, 1996 (inception) to December 31, 1996, respectively. This increase related primarily to the accelerated research and development efforts discussed previously.

    Amortization of debt discount
         Amortization of debt discount increased approximately $462,000 to $547,000 from $85,000 for the year ended December 31, 1997 and the period from January 18, 1996 (inception) to December 31, 1996, respectively. Amortization of debt discount is related to premiums paid to HHL in connection with the settlement of all outstanding bridge loans and notes issued to the Company. The Company began amortizing the total premiums of $632,000 during the fourth quarter of 1996. The remaining unamortized balance of the debt discount was paid during the first quarter of 1997 when these obligations were settled.

  Interest expense, net
         Net interest expense increased approximately $147,000 to $214,000 from $67,000 for the year ended December 31, 1997 and the period from January 18, 1996 (inception) to December 31, 1996, respectively. Gross interest expense increased approximately $453,000 primarily due to increased capital lease balances associated with the purchase of three switching platforms. This increase was partially offset by interest income during the year ended December 31, 1997 of $306,000 related to higher cash and equivalents balances.

  Other income (expense)
         Other income was $35,000 for the year ended December 31, 1997 as compared to other expense of $600,000 for the period from January 18, 1996 (inception) to December 31, 1996. In 1996, other expense related to the termination of a proposed merger whereby the Company indemnified HHL from certain claims and liabilities. The Company issued a note payable to HHL for $600,000 which was later settled through the issuance of Preferred Stock. See "Certain Relationships and Related Transactions."

  Net loss
         Net loss increased approximately $13.6 million to $18.1 million from $4.5 million for the year ended December 31, 1997 and the period from January 18, 1996 (inception) to December 31, 1996, respectively.

         The TNS net loss increased approximately $10.8 million to $13.7 million from $2.9 million for the year ended December 31, 1997 and the period from January 18, 1996 (inception) to December 31, 1996, respectively. The TTC net loss increased approximately $2.8 million to $4.4 million from $1.6 million for the year ended December 31, 1997 and the period from January 18, 1996, respectively.

Liquidity and Capital Resources

         To date the Company has satisfied its cash requirements primarily through lease financing, the sale of capital stock, the Initial Note Offering and loans from affiliates. The Company's principal uses of cash are to fund working capital requirements and capital expenditures and to service its lease financing obligations.

         For the year ended December 31, 1998, net cash used in operations was $44,837,000 primarily related to net losses, offset by increases in accounts payable and accrued expenses. Net cash used in investing activities was $3,787,000 for the year ended December 31, 1998. This related to capital expenditures for network equipment, offset by proceeds from the sale and lease-back of equipment and a decrease in restricted cash. Net cash provided by financing activities was $75,972,000 for the year ended December 31, 1998 and related primarily to proceeds from Initial Note Offering offset by payments on capital leases and debt obligations. The Company obtained additional capital lease financing of $1,080,000 during the year ended December 31, 1998. Total payments on capital lease obligations and long-term debt were approximately $1,706,000 during the year ended December 31, 1998. The Company is committed to make payments under various operating leases. See Note 6 to the Consolidated Financial Statements.

         On July 30, 1998, the Company completed the Initial Note Offering yielding approximately $65,900,000 in net proceeds after offering expenses and repaying the Bridge Loan. Additionally, BancBoston Securities Inc. made a $1 million equity investment in the Company.

         For the twelve month period ended December 31, 1997, net cash used for operating activities was $16,625,000 primarily related to net losses, offset by increases in accounts payable and accrued liabilities. Net cash used for investing activities was $9,629,000. This related to capital expenditures for network equipment, leasehold improvements and an increase in restricted cash. Net cash provided by financing activities was $35,449,000 relating to proceeds received from two private placements of equity securities during 1997. Approximately 80% of the cash requirements were utilized by TNS as compared to 20% by TTC in 1997. The cash requirements related to funding working capital needs as well as capital expenditures.

         On March 31, 1999, the Company signed a definitive agreement with Newbridge Networks Corporation ("Newbridge") to form a new venture to further develop the Company's Virtual Access Services Platform ("VASP(TM)") technology and related products that are essential to world-wide, end-to-end, service-rich communications (Newbridge Transaction"). Under terms of the agreement, the Company's wholly owned subsidiary TeleHub Technologies Corporation ("TTC"), will form a wholly owned subsidiary ("NewCo") to be incorporated in the State of Nevada. At closing, TTC will contribute all of its assets and liabilities, the Company will contribute all of it assets relating to its VASP(TM) technology, including all intellectual property rights, to NewCo. Newbridge will contribute $52 million directly into NewCo. NewCo will immediately remit $22 million to TTC to pay off an intercompany liability. Newbridge will also remit $8 million directly to the Company. In exchange, NewCo and the Company will issue 19% of the common stock of NewCo to Newbridge. Under terms of the Agreement, Newbridge has an option to purchase up to a 50% interest in NewCo for $10 million dollars ("Newbridge Option"). The Newbridge Option expires in one year.

         The Company expects to incur additional operating losses through 1999. The Company believes that the net proceeds from the joint venture will be sufficient to meet anticipated cash needs for working capital and for the acquisition of capital equipment until the fourth quarter of 1999. Based upon anticipated sales terms and projections, the Company may be required to raise additional funds through a public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including those set forth below under the caption "Risk Factors--Future Capital Needs; Uncertainty of Additional Financing."


Year 2000 Readiness

         The term "Year 2000 Issue" generally describes the various problems that might result from improper processing of dates and date-sensitive calculations involving dates in the Year 2000 and beyond. The Year 2000 Issue results from computer programs using two digits rather than four digits to define the applicable year, so that all dates are interpreted as being between 1900 and 1999. Computers and other equipment using such programs will incorrectly interpret dates after the year 1999. Such misinterpretation might cause system failures or miscalculations and thereby disrupt operations, for example, temporary inability to process transactions, to send invoices, or to engage in other normal business activities. Year 2000 issues could affect the Company through the Year 2000 incompatibility of its own computer systems and equipment as well as that of third parties with whom the Company conducts business.

     Readiness Task Force
         Since the Company's formation, management has been aware of Year 2000 issues and has sought Year 2000 compatibility in the development of VASP(TM) and the TNS network. The Company has created a task force to evaluate its Year 2000 readiness as it may affect the Company's operations. The task force has established a five-step process in order to achieve Year 2000 readiness. These steps are (1) identification, (2) assessment, (3) remediation, (4) implementation and (5) maintenance.

         Identification. The task force is inventorying all technologies used in the Companys business. These technologies include hardware, software and embedded microchips. The task force will review both internal systems (including

VASPJ(TM), information technology assets, equipment and other systems); and external systems (i.e., third-party manufactured products used by the Company, and issues with customers, vendors and suppliers).

         The task force has identified eight major areas (involving 71 different products) in which utilizes third party hardware and software but has not completed such identification for the TNS network or its administrative and management systems.

         Assessment. As the inventory discloses different technologies used by the Company, the task force is assessing the Year 2000 compatibility of each inventoried item. The task force will verify Year 2000 compatibility through testing or from the manufacturer's documentation. To obtain such manufacturer documentation,  the  task  force is  searching  the  manufacturer's  web site or soliciting an official Year 2000 compatibility certificate. Of particular importance in this assessment step is monitoring the Year 2000 readiness efforts of the Company's critical vendors and customers. The Company does not yet have enough information to evaluate whether potential Year 2000 issues with third-parties might have a material adverse effect on operations.

         The task force assessed the Year 2000 compliance of third party hardware and software utilized in VASP(TM). Such assessment included contacting the vendor's representatives and examining technical document for the products. The task force has determined that, of the 71 different third party products, 43 products (60.6%) are Year 2000 compliant, 17 products (22.5%) are non-compliant, 7 products (9.9%) do not use date-sensitive data, and 4 products (5.6%) are still being assessed. More recent Year 2000 compliant versions are available for 15 of the non-compliant products, and compliant versions are under development for the other two non-compliant products. The task force estimates the cost for acquiring the Year 2000 compliant versions of such products could be up to $100,000. The task force has not yet tested under Year 2000 scenarios, has not identified the extent of any non-compliance and has not assessed the possible financial consequences.

         Remediation. When finding systems that are Year 2000 incompatible, the task force will then determine the appropriate remedial action for that system; this determination will be performed on a case-by-case basis. Remedial actions could involve replacement, upgrading, software patches, and substitution with other products. The Company anticipates that remedial actions will require use of the Company's internal resources, third-party manufacturers, suppliers and vendors and potentially additional third-party consultants, as necessary. The remediation will then be performed and thoroughly tested. The task force has not yet encountered any items requiring a major remediation effort.

         Implementation. After successfully completing remediation and testing, the Company will implement the Year 2000 ready technology. The Company expects to complete all implementations and be fully Year 2000 ready by June 30, 1999. However, the Company could encounter a significant internal or external Year 2000 issue which, if not remediated in a timely manner, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Maintenance. To maintain Year 2000 compatibility after completion of the compliance plan, the task force is drafting Year 2000 business rules. These rules will cover both internally created applications and purchases of technologies. Company employees will be required to ensure the applications they create are Year 2000 compatible, with the assistance of the Company's information systems department. All future purchases of hardware, software and other technologies will require Year 2000 compatibility certification or similar documentation. The Company expects to circulate these rules internally during the third quarter of 1999.

     Contingency Planning.
         The Company will address contingency planning in the second quarter of 1999. The Company currently does not foresee extensive contingency planning efforts. Principal activities will include backing up all data bases, keeping the information systems department's schedule clear in January of 2000.

    Costs.
         Other than time spent by the task force personnel which could be spent on other matters, the Company has not yet incurred any significant costs in identifying Year 2000 issues. The Company does not anticipate any significant further costs in the Identification or Assessment stages by the task force. The

Company believes that total costs for becoming 100% Year 2000 compatible will not be significant. Hardware upgrades will come out of the normal capital budget and software changes should not involve material amounts. However, since no material Year 2000 issues have yet been identified or assessed and therefore no contingency plans have been finalized, the costs for remediation of any Year 2000 issues might be significant. As the Company continues to gather information on its Year 2000 issues, the Company will re-evaluate its ability to estimate costs associated with the Year 2000 issue. There can be no assurance that as additional Year 2000 issues are addressed, the Company's costs to correct such issues will be consistent with historical costs.

         The Company believes that adequate resources have been allocated for this purpose and does not expect to incur significant expenditures to resolve Year 2000 issues. However, there can be no assurance that the Company will identify all Year 2000 problems in its systems in advance of their occurrence or that the Company can successfully remedy any problems that are discovered. Failure to achieve Year 2000 compatibility could disrupt operation of the network, or impact the Company's ability to bill or collect revenues. The expenses of the Company's efforts to address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could materially adversely affect the Company's business, prospects, operating results, financial condition and its ability to service and repay indebtedness, including the Notes. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 issues, which could cause fluctuations in the Company's revenues and operating profitability.


Quarterly Results of Operations

         The following tables set forth statement of operations data for each of the Company's last eight calendar quarters and the percentage of the Company's revenues represented by each line reflected therein. This information has been prepared on the same basis as the audited financial statements contained herein and, in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                       QUARTERS ENDED:
                                                                                       ---------------
                                                                March  31, 1998  June 30, 1998   Sept. 30, 1998  Dec. 31, 1998
                                                                  ------------    ------------    ------------    ------------
Revenues                                                          $  3,006,601    $    152,664    $  1,454,103    $  3,793,719

Operating  expenses other than depreciation
   and  amortization                                                 9,173,827      13,217,616      16,076,303      22,562,442

Depreciation and amortization                                        1,025,356       1,072,162       1,173,337       1,303,513
                                                                  ------------    ------------    ------------    ------------

          Total operating expenses                                  10,199,183      14,289,778      17,249,640      23,865,955
                                                                  ------------    ------------    ------------    ------------
          Operating loss                                            (7,192,582)    (14,137,114)    (15,795,537)    (20,072,236)
                                                                  ------------    ------------    ------------    ------------

Amortization of debt discount                                             --           973,525       1,025,612         795,024

Interest expense, net                                                  202,348         907,809       2,112,562       2,724,950

Other income (expense)                                                   1,005           9,753           6,131         (22,975)
                                                                  ------------    ------------    ------------    ------------
           Net loss                                               $ (7,393,925)   $(16,008,695)   $(18,927,580)   $(23,615,185)
                                                                  ============    ============    ============    ============

Basic and diluted loss per share                                  $       (.59)   $      (1.27)   $      (1.49)   $      (1.86)
                                                                  ============    ============    ============    ============

Weighted average share outstanding used
    in share calculation - basic and diluted                        12,634,450      12,634,450      12,683,654      12,703,515
                                                                  ============    ============    ============    ============



                                                                                          QUARTERS ENDED:
                                                                                          ---------------
                                                                 March  31, 1997   June 30, 1997  Sept. 30, 1997  Dec. 31, 1997
                                                                   ------------    ------------    ------------    ------------
Revenues                                                                   --              --              --      $  2,901,280

Operating  expenses other than depreciation
   and  amortization                                                  1,680,621       3,428,047       6,279,995       8,095,249

Depreciation and amortization                                            54,618          71,888         136,912         521,130
                                                                   ------------    ------------    ------------    ------------

          Total operating expenses                                    1,735,239       3,499,935       6,416,907       8,616,379
                                                                   ------------    ------------    ------------    ------------
          Operating loss                                             (1,735,239)     (3,499,935)     (6,416,907)     (5,715,099)
                                                                   ------------    ------------    ------------    ------------

Amortization of debt discount                                           546,875            --              --              --

Interest expense, net                                                    14,375         (50,211)         (2,333)        251,827

Other income (expense)                                                       38              38              38          34,775
                                                                   ------------    ------------    ------------    ------------
           Net loss                                                $ (2,296,451)   $ (3,449,686)   $ (6,414,536)   $ (5,932,151)
                                                                   ============    ============    ============    ============

Basic and diluted loss per share                                   $       (.23)   $       (.34)   $       (.62)   $       (.50)
                                                                   ============    ============    ============    ============

Weighted average share outstanding used
    in share calculation - basic and diluted                         10,022,413      10,134,450      10,356,135      11,965,754
                                                                   ============    ============    ============    ============




Results of Operations as a percentage of  revenues



                                                   December 31,    December 31,
  Statement of Operations Data:                         1997          1998
  -----------------------------                         ----          ----
  Revenue                                                  100%          100%
  Operating expenses other than depreciation
       And amortization                                    672%          726%
  Depreciation and amortization                             27%           54%
                                                     -----------     ---------
                   Total operating expenses                699%          780%
                                                     -----------     ---------
                   Operating loss                          599%          680%
                                                     -----------     ---------
  Amortization of debt discount                             19%           33%
  Interest  expense, net                                     7%           71%
  Other income (expense)                                     1%            0%
                                                     -----------     ---------
  Net loss                                                 624%          784%
                                                     ===========     =========



Note: From the period inception to December 31, 1996 is excluded from the above table due to the Company generating no revenues.

Item 8.      Financial Statements and Financial Statement Schedule





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants..................................... 29

Consolidated Balance Sheets........................................... 30

Consolidated Statements of Operations................................. 31

Consolidated Statement of Stockholders' Equity (Deficit).............. 32

Consolidated Statements of Cash Flows................................. 36

Notes to Consolidated Financial Statements............................ 37

Financial Statement Schedule..........................................E-2

Schedule II - Valuation and qualifying accounts.......................E-2





         The following consolidated financial statements do not include separate financial statements of the Company's Subsidiaries (TeleHub Network Services, TeleHub Technology Corporation and TeleHub Leasing Corporation) as management has determined that they would not be material to investors. This determination is based on the fact that (I) the parent company has no operations or significant assets other than its investments in its subsidiaries, (ii) the guarantor subsidiaries are wholly owned, (iii) the subsidiaries' guarantee of the parent company's debt are full, unconditional, joint and several, (iv) the operations of the sole non-guarantor in which the Company holds a minority interest are immaterial to the consolidated financial statements; and (v) segment information is presented in note 16 to the following consolidated financial statements.

                        Report of Independent Accountants



March 5, 1999, except for Note 17
as to which the date is March 31, 1999


To the Board of Directors and Stockholders of TeleHub Communications Corporation:



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders'equity (deficit) and of cash flows present fairly, in all material respects, the financial position of TeleHub Communications Corporation and its subsidiaries (the "Company") at December 31, 1997 and 1998, and the results of their operations and their cash flows for the period from January 18, 1996 (inception) to December 31, 1996 and for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has accumulated losses from the development of its products and services and must obtain substantial additional financings to execute its business plan. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ PricewaterhouseCoopers LLP




San Francisco, California

                       TELEHUB COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                     December 31,   December 31,
                                                           1997          1998
                                                      -----------   -----------
                          Assets
Current assets:
    Cash and cash equivalents                         $ 9,380,320   $36,727,589
    Restricted cash                                     1,730,382       416,321
    Accounts receivable, net of allowance for
       doubtful accounts of $1,093,594 in 1998               --       3,114,053
    Prepayments on leases                                 905,268       905,268
    Debt issuance costs                                      --         874,338
    Other assets                                          505,333       983,516
                                                      -----------   -----------
Total current assets                                   12,521,303    43,021,085

Property and equipment, net                            19,446,322    21,062,255
Prepayments on leases                                   1,939,054     1,044,085
Debt issuance costs                                          --       4,874,105
Other assets                                              351,721       408,246
                                                      -----------   -----------
           Total assets                               $34,258,400   $70,409,776
                                                      ===========   ===========



        Liabilities and Stockholders (Deficit)
Current liabilities:
    Accounts payable                                  $ 1,995,639   $ 5,802,730
    Accrued liabilities                                 1,809,032     4,500,579
    Current portion--capital lease obligations          2,028,898     2,393,015
    Current portion--long-term debt                       238,624       281,116
    Deferred gain on sale/leaseback                         3,867        24,477
                                                      -----------   -----------
          Total current liabilities                     6,076,060    13,001,917

Capital lease obligations                               9,655,461     8,274,635
Other long-term debt                                      676,316    67,885,960
Accrued liabilities                                       449,385     2,893,850
Deferred gain on sale/leaseback                             7,733        29,630
                                                      -----------   -----------
          Total liabilities                            16,864,955    92,085,992
                                                      -----------   -----------
Commitments and contingencies (Note 6)
Stockholders' equity (deficit):
  Convertible preferred stock, $.001 par value;
     100,000,000 shares authorized;
     4,000,000 shares designated  as Series A;
     3,500,000 shares issued and
     outstanding at December 31, 1997 and 1998;
     liquidation preference $17,500,000                     3,500         3,500
  Common stock, $.001 par value;
     100,000,000 shares authorized; 12,634,450, and
     12,703,537 shares issued and outstanding at
     December 31, 1997 and 1998 respectively               12,634        12,704
Common stock warrants                                   1,831,234    27,246,651
Additional paid-in capital                             38,613,919    40,105,733
Note receivable--stockholder                             (250,000)     (400,000)
Deferred compensation                                    (236,845)     (118,422)
Accumulated deficit                                   (22,580,997)  (88,526,382)
                                                      -----------   -----------
         Total stockholders' equity (deficit)          17,393,445   (21,676,216)
                                                      -----------   -----------
         Total liabilities and  stockholders'
              equity (deficit)                        $34,258,400   $70,409,776
                                                      ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       TELEHUB COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   January 18,
                                                      1996
                                                 (inception) to   Year Ended      Year Ended
                                                  December 31,    December 31,    December 31,
                                                       1996            1997            1998
                                                  ------------    ------------    ------------

Revenues:
   Telecommunications services                    $       --      $      1,280    $  5,371,889
   Licenses                                               --         2,000,000       3,000,000
   Consulting services                                    --           900,000          35,198
                                                  ------------    ------------    ------------
                                                          --         2,901,280       8,407,087
                                                  ------------    ------------    ------------

Operating expenses:
   Operations                                          401,878       9,676,095      40,215,031
   General and administrative                        1,616,265       4,606,776       7,558,079
   Research and development                          1,606,608       4,245,347       8,244,274
   Sales and marketing                                  42,568         955,694       5,012,804
   Depreciation and amortization                        68,556         784,548       4,574,368
                                                  ------------    ------------    ------------
               Total operating expenses (1)          3,735,875      20,268,460      65,604,556
                                                  ------------    ------------    ------------
Operating loss                                      (3,735,875)    (17,367,180)    (57,197,469)
                                                  ------------    ------------    ------------

Other income (expense):
   Amortization of debt discount                       (85,375)       (546,875)     (2,794,161)
   Interest expense                                    (66,973)       (520,148)     (7,383,366)
   Indemnification expense                            (600,000)           --              --
   Interest income                                        --           306,490       1,435,697
   Other income                                             50          34,889          (6,086)
                                                  ------------    ------------    ------------
               Net loss                           $ (4,488,173)   $(18,092,824)   $(65,945,385)
                                                  ============    ============    ============

Basic and diluted loss per share                  $      (0.52)   $      (1.70)   $      (5.21)
                                                  ============    ============    ============
Weighted average shares outstanding
    used in per share calculations
    basic and diluted                                8,614,815      10,624,251      12,664,260
                                                  ============    ============    ============


(1) The following related party balances are included in the operating expenses:
   Related party                                  $  1,926,027     $   415,000    $    633,261



The accompanying notes are an integral part of these consolidated financial statements.

                       TELEHUB COMMUNICATIONS CORPORATION


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                         Stock
                                      Preferred Stock      Common Stock     Common Stock  Additional  Committed     Note
                                      ---------------      ------------     ------------   Paid-In       To Be   Receivable
                                      Shares    Amount   Shares    Amount     Warrants     Capital      Issued   Stockholder
                                      ------    ------   ------    ------     --------     -------      ------   -----------
Balances at
 January 18, 1996 (inception):
  Common stock issued
    in exchange for                                      1,510,000  $1,510                 $(1,510)
    contributed software
  Common stock issued
    in exchange for
    cash and note receivable                             1,500,000   1,500                    (500)                    $(500)
  Common stock issued
    in exchange for
    contribution of
    VASP software                                        2,740,000   2,740                  (2,740)
  Common stock
    issued for cash                                      4,250,000   4,250                 995,750
  Common stock committed
    to be issued per
    Bridge Loan Agreement                                                                              $512,250
  Net Loss
                                      ------    ------  ----------  ------    --------     -------      -------   ----------
Balances,
    December 31, 1996                                   10,000,000  10,000                 991,000      512,250         (500)
    note receivable                                                                                                      500
  Common stock committed
    to be issued per
    Bridge Loan Agreement                                                                               120,000
  Common Stock issued per
    Bridge Loan Agreement
    and in exchange
    for note receivable                                    134,450     134                 672,116     (632,250)     (40,000)
  Series A convertible
    preferred stock and
    warrant to purchase
    Common Stock issued
    conversion of notes payable      490,000       490                                   2,449,510
   Series A convertible
    preferred stock and
    warrant to purchas
    Common Stock issued
    for cash, net of
    cash issuance
   costs of $2,005,921             3,010,000     3,010                          72,240  13,041,069
  Forgiveness of
    note receivabl
    in exchange for
    consulting services                                                                                               40,000
  Private placement of
    Common Stock and
    warrant to purchase
    additional Common Stock
    for cash, net of issuance
    cost of $1,848,720                                   1,000,000   1,000     501,000   8,150,263
 Supplemental private placement
    of Common Stock for cash,
    net of issuance costs
    of $2,198,286
                                                         1,490,000   1,490     746,490  12,700,224



                       TELEHUB COMMUNICATIONS CORPORATION


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                             Total
                                                                                         Stockholders'
                                                           Deferred        Accumulated      Equity
                                                          Compensation       Deficit       (Deficit)
                                                          ------------       -------       ---------
Balances at
 January 18, 1996 (inception):
  Common stock issued
    in exchange for
    contributed software                                                                           -
  Common stock issued
    in exchange for
    cash and note receivable                                                                     $500
  Common stock issued
    in exchange for
    contribution of
    VASP software
  Common stock
    issued for cash                                                                         1,000,000
  Common stock committed
    to be issued per
    Bridge Loan Agreement                                                                     512,250
  Net Loss                                                                 $(4,488,173)    (4,488,173)
                                                          ------------     -----------     ----------
Balances,
    December 31, 1996                                                       (4,488,173)    (2,975,423)
  Repayment of shareholder
    note receivable                                                                               500
  Common stock committed
    to be issued per
    Bridge Loan Agreement                                                                     120,000
  Common Stock issued per
    Bridge Loan Agreement
    and in exchange
    for note receivable                                                                             -
  Series A convertible
    preferred stock and
    warrant to purchase
    Common Stock issued
    conversion of notes payable                                                             2,450,000
   Series A convertible
    preferred stock and
    warrant to purchas
    Common Stock issued
    for cash, net of
    cash issuance
   costs of $2,005,921                                                                     13,116,319
  Forgiveness of
    note receivabl
    in exchange for
    consulting services                                                                        40,000
  Private placement of
    Common Stock and
    warrant to purchase
    additional Common Stock
    for cash, net of issuance
    cost of $1,848,720                                                                      8,652,263
 Supplemental private placement
    of Common Stock for cash,
    net of issuance costs
    of $2,198,286                                                                          13,448,204



                       TELEHUB COMMUNICATIONS CORPORATION

                                                                                                         Stock
                                      Preferred Stock      Common Stock     Common Stock  Additional  Committed     Note
                                      ---------------      ------------     ------------   Paid-In       To Be   Receivable
                                      Shares    Amount   Shares    Amount     Warrants     Capital      Issued   Stockholder
                                      ------    ------   ------    ------     --------     -------      ------   -----------

  Common Stock issued
    for payment of
    note payable net of
    issuance cost of $14,010                                10,000      10       5,010      85,980
  Issuance of stock options
    at below fair value
    and related
    deferred compensation                                                                  523,757
  Amortization of deferred
    compensation related
    to stock options
  Issuance of stock warrants
    in return for services
    and related
   deferred compensation                                                       506,494
  Amortization of deferred
    compensation related
    to stock warrants
  Issuance of note receivable
    to employee in
    December 1997                                                                                                   (250,000)
   Net loss
                                      ------    ------   ---------  ------    --------     -------      ------   -----------
 Balances,
    December 31, 1997               3,500,000    3,500  12,634,450  12,634   1,831,234  38,613,919           -      (250,000)
  Amortization of deferred
    compensation related
    to stock options
  Issuance of fully vested
    employee stock options
    in lieu of bonus                                                                       486,884
  Issuance of stock warrants
    relating to the
    debt issuance and
   services provided                                                         3,154,739
  Common stock issued
    for cash                                                68,587      69                 999,931
  Issuance of stock warrants
    related to notes issued                                                 22,260,678
  Issuance of note
    receivable to employees                                                                                         (635,340)
  Repayment of note
    receivable from employee                                                                                         485,340
  Common stock issued
    upon exercise of
    stock options                                              500       1                   4,999
  Net Loss
                                   ----------    -----  ---------- ------- -----------  ----------      ------     ---------
  Balances
    December 31, 1998              $3,500,000    3,500  12,703,537 $12,704 $27,246,651 $40,105,733           -      (400,000)
                                   ==========    =====  ========== ======= ===========  ==========      ======     =========




The accompanying notes are an integral part of these consolidated financial statements.

                       TELEHUB COMMUNICATIONS CORPORATION


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                        Total
                                                                                    Stockholders'
                                                     Deferred        Accumulated       Equity
                                                    Compensation       Deficit        (Deficit)
                                                    ------------       -------        ---------

  Common Stock issued
    for payment of
    note payable net of
    issuance cost of $14,010                                                               91,000
  Issuance of stock options
    at below fair value
    and related
    deferred compensation                               (523,757)                               -
  Amortization of deferred
    compensation related
    to stock options                                     286,912                          286,912
  Issuance of stock warrants
    in return for services
    and related
   deferred compensation                                 (14,450)                         492,044
  Amortization of deferred
    compensation related
    to stock warrants                                     14,450                           14,450
  Issuance of note receivable
    to employee in
    December 1997                                                                        (250,000)
   Net loss                                                           (18,092,824)    (18,092,824)
                                                    ------------       ----------      ----------
 Balances,
    December 31, 1997                                   (236,845)     (22,580,997)     17,393,445
  Amortization of deferred
    compensation related
    to stock options                                     118,423                          118,423
  Issuance of fully vested
    employee stock options
    in lieu of bonus                                                                      486,884
  Issuance of stock warrants
    relating to the
    debt issuance and
   services provided                                                                    3,154,739
  Common stock issued
    for cash                                                                            1,000,000
  Issuance of stock warrants
    related to notes issued                                                            22,260,678
  Issuance of note
    receivable to employees                                                              (635,340)
  Repayment of note
    receivable from employee                                                              485,340
  Common stock issued
    upon exercise of
    stock options                                                                           5,000
  Net Loss                                                            (65,945,385)    (65,945,385)
                                                    ------------       ----------      ----------
  Balances
    December 31, 1998                                  $(118,422)    $(88,526,382)   $(21,676,216)
                                                    ============       ==========     ===========



                       TELEHUB COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           January 18,
                                                               1996
                                                          (inception) to    Year ended     Year ended
                                                           December 31,     December 31,    December 31,
                                                               1996            1997            1998
                                                           ------------    ------------    ------------

Cash flows from operations
      Net Loss                                             $ (4,488,173)   $(18,092,824)   $(65,945,385)
      Adjustments to reconcile net loss to net cash
        used in operating activities
        Depreciation & amortization                              68,556         784,548       4,574,368
        Provisions for bad debts                                   --              --         1,093,594
        Amortization of debt issuance costs                        --              --           352,898
        Amortization of deferred compensation                      --           301,362         605,307
        Amortization of debt discount                            85,375         546,875       2,794,161
        Accretion of debt                                          --              --         4,863,814
        Indemnification expense financed and settled
           through issuance of stock                            600,000            --              --
        Expenses financed through notes payable                 161,243            --              --
        Items settled through issuance of stock and
         other equity transactions                                 --           820,801       1,694,452
        Other non-cash credits                                     --           (47,734)         (8,757)
        Changes in operating assets and liabilities:
         (Increase) decrease in assets:
            Accounts Receivable                                    --              --        (4,207,647)
            Prepayments on leases                                  --        (2,844,322)        894,969
            Other Assets                                       (884,159)         27,105        (534,708)
          Increase (decrease) in liabilities:
            Deferred revenue                                  1,350,000      (1,350,000)           --
            Accounts Payable                                    791,107       1,204,532       3,807,091
            Accrued liabilities                                   7,742       2,250,675       5,136,012
            Accounts payable - related parties                  179,085        (179,085)           --
            Accrued interest                                     58,296         (58,296)           --
            Deferred gain from sale and lease-back                 --            11,600          42,507
                                                           ------------    ------------    ------------
            Net cash used in operating activities            (2,070,928)    (16,624,763)    (44,837,324)

Cash flows from investing activities:
      Payments for property and equipment                      (572,672)     (8,897,005)     (6,321,930)
      Proceeds from sale and lease-back of equipment               --           998,352       1,220,692
      Restricted cash                                              --        (1,730,382)      1,314,061
                                                           ------------    ------------    ------------
            Net cash used in investing activities              (572,672)     (9,629,035)     (3,787,177)

Cash flows from financing activities activities:
      Proceeds from debt issue                                     --              --        77,452,409
      Proceeds from issuance of common stock                  1,000,500      22,091,467       1,005,000
      Proceeds from issuance of preferred stock                    --        13,116,319            --
      Receipt of payment on shareholder notes receivable           --               500            --
      Proceeds from notes payable to shareholders             1,850,000         650,000            --
      Repayment of shareholder notes                               --        (1,000,000)           --
      Payment on note receivable - related party                   --              --          (635,340)
      Repayment on note receivable - related party                 --          (250,000)        485,340
      Payments on capital lease obligations & loans             (21,964)       (159,309)     (2,335,639)
      Proceed from loans                                           --         1,000,205      12,000,000
      Repayment of loan                                            --              --       (12,000,000)
                                                           ------------    ------------    ------------
             Net cash provided by financing activities        2,828,536      35,449,182      75,971,770
                                                           ------------    ------------    ------------
Net increase in cash and cash equivalents                       184,936       9,195,384      27,347,269
Cash and cash equivalents balance - beginning of period            --           184,936       9,380,320
                                                           ------------    ------------    ------------
Cash and cash equivalents balance - end of period          $    184,936    $  9,380,320    $ 36,727,589
                                                           ============    ============    ============


See Note 14 for Supplemental Disclosure of Cash Flow Information.

The accompanying notes are an integral part of these consolidated financial statements.

1.  Organization and Basis of Presentation:
  Organization:
     TeleHub Communications Corporation was formed in January 1996 to develop a wholesale long distance communications carrier network deploying its proprietary technology. In September 1996, the name of TeleHub Communications was changed to TeleHub Network Services ("TNS"). In addition, a new holding company, TeleHub
Communications Corporation (the "Company" or "TeleHub") was formed. TeleHub initiated an exchange offer in which TNS stockholders received ten thousand shares of TeleHub common stock for each share of TNS common stock on like terms. This exchange offer closed on January 1, 1997. All of the shares in TNS were exchanged in this manner. The Company possesses proprietary software and systems known as the Virtual Access Services Platform ("VASP(TM)"), which have been under development to allow the management, billing and control of voice, data and video content using cell-based efficiencies of asynchronous transfer mode ("ATM"). The Company's wholly-owned subsidiary, TeleHub Technology Corporation ("TTC"), markets and enhances the VASP(TM) technology. The Company has installed equipment in three switching centers located in Chicago, New York, and Los Angeles. The Company's activities to date have consisted of product development, raising capital, acquiring property and equipment, and marketing its products.

     These financial statements reflect the financial position and results of operations for TeleHub and its consolidated subsidiaries, TNS, TTC and TeleHub Leasing Corporation ("TLC"). The capital structure of the new holding company, TeleHub has been reflected on a retroactive basis for all periods presented. Additionally, the name of the new holding company, TeleHub Communications Corporation, has been applied on a retroactive basis.

     At December 31, 1998, TLC was incorporated but had no activity. TeleHub owns all of TLC's common stock.

     The telecommunications industry is highly competitive, as is the specific wholesale long distance market the Company is entering. The success of the Company in the wholesale long distance business is dependent upon the Company's ability to generate significant customer traffic, to manage an efficient long distance network and related customer service, and future enhancements of VASP(TM). The Company has not previously managed a long distance network and there can be no assurance that its long distance services can be sold at a profit. Furthermore, the VASP(TM) platform is subject to substantial technological uncertainty and there can be no assurance that the VASP(TM) platform can be commercially successful.

  Basis of Presentation:

       During 1998, the company emerged from the development stages.

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated losses since its inception in 1996, related primarily to the development of its software and construction of its network sites. Management has developed an operations plan that requires substantial additional debt and equity financing to complete product development and to successfully launch and market products in development. The Company's continued existence is dependent upon obtaining sufficient additional financing and achieving profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company raised additional proceeds through various financing (See Notes 9 and 17). The Company will require additional funds to sustain operations for the next twelve months. The Company is planning to fund operations with proceeds from the sale of equity or debt instruments or from entering into a joint venture agreements such as the one discussed in Note 17. However, there can be no assurance that the Company's efforts to achieve profitable operations or raise additional capital will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Significant Accounting Policies:

  Principles of Consolidation:
     These consolidated financial statements of the Company include the accounts of TeleHub Communications Corporation and its wholly owned subsidiaries. All significant inter-company balances and transactions were eliminated.

  Use of Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

  Revenue Recognition:
     Telecommunications Services:
         Revenues from telecommunications services provided to customers are recognized as services are rendered.

     Licenses:
         Revenues  from  licenses  are  recognized  when the user  installs  the product, if there are no significant post-delivery obligations and collection of the receivables is probable. Revenue from maintenance is recognized ratably over the product's life cycle, which may exceed one year. Costs related to insignificant obligations are accrued.
         One customer accounted for all of the Company's licensing revenues during fiscal year 1997 and 1998.

     Consulting Services:
         The Company's policy is to recognize revenue from consulting services as such services are performed.

  Software Development Costs:
     Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, requires that software development costs be capitalized once the technological feasibility of the software product has been established. As of December 31, 1998 all software development costs have been charged to expense in the periods incurred as internally generated capitalizable software development costs have not been material.

  Research and Development Costs:
     Costs related to research and development activities are expensed when incurred.

  Property and Equipment:
     Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the assets or the length of the capital lease, whichever is shorter. Estimated useful lives are as follows:

                Computer equipment........................ 3 years
                Network equipment......................... 5 years
                Office furniture..........................10 years

     Expenditures incurred for assets under construction are capitalized. Leasehold improvements are amortized on a straight-line basis over the term of the lease, or the useful life of the assets; whichever is shorter.

     Maintenance and repairs are expensed as incurred. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

     The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No such events have occurred to date. In performing the review for recoverability, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if an impairment exists, would be calculated based on the excess of the carrying amount of the asset over its fair value.


  Cash and Cash Equivalents:
     All cash and cash equivalents are held in checking, money market accounts or short-term investments with original maturities of 90 days or less, with two banks. Cash equivalents are recorded at cost, which approximates fair value. As of December 31, 1998, these balances exceeded existing federally insured limits.

Issuance of Equity Instruments to Non-Employees
     The Company issues equity instruments to non-employees in consideration for goods or services. Such transactions are accounted for based on the fair value of the consideration received by the Company or the fair value of the equity instrument issued, whichever is more reliably measurable, as required under the provisions of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

  Income Taxes:
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements and net operating loss carryforwards.
Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

  Net Loss Per Share:
     The Company computes loss per share pursuant to Statement of Financial Accounting Standards No. 128, Earnings per Share.

Recently Issued Accounting Pronouncements:

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets)
during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. The Company does not have any comprehensive income items. Therefore, SFAS No. 130 is not applicable to the Company.

     During 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," effective for the year ended September 30, 1999. The Company implemented the disclosure requirements of SFAS No. 131 in 1998 (See note 16).

     In March 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 significantly changes current financial statement disclosure requirements from those that were required under SFAS 87. The Company does not have a pension or other postretirement benefit plan. Therefore, SFAS No. 132 will not be applicable to the Company.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Because the Company has not entered into derivative financial instruments, the implementation of SFAS No. 133 will not have an impact on the Company's consolidated results of operations, financial position or cash flows.

   Reclassifications:
     Certain amounts in the financial statements have been reclassified to conform with the current year's presentation.

3.  Property and Equipment:
       Property and equipment consists of:

                                                               December 31,    December 31,
                                                                    1997            1998
                                                               ------------    ------------
             Equipment under capital lease:
                  Network equipment                            $ 12,740,048    $ 13,940,388
                  Computer equipment                                182,072         182,072
                  Furniture                                         151,787         132,252
              Network equipment                                   1,744,888       3,779,410
              Computer and production equipment                   2,026,160       3,947,129
              Furniture                                             758,078       1,104,944
              Leasehold improvements                              2,648,658       3,239,644
                                                               ------------    ------------
                            Total property and equipment         20,251,691      26,325,839
              Less accumulated depreciation and amortization       (805,369)     (5,263,584)
                                                               ------------    ------------
              Property and equipment, net                      $ 19,446,322    $ 21,062,255
                                                               ============    ============




     Included in accumulated depreciation and amortization is $312,737, and $3,001,892 of accumulated amortization as of December 31, 1997 and 1998, respectively, related to leased furniture and equipment.

     Depreciation and amortization expense was $784,548 and $4,574,368 for the year ended December 31, 1997 and 1998, respectively.



4.  Accrued Liabilities:
     The primary components of accrued liabilities are as follows:

                                                     December 31,  December 31,
                                                         1997         1998
                                                      ----------   ----------
         Employee bonuses                             $  708,362   $1,114,464
         Sales tax on purchased equipment                694,153      694,153
         Accrued lease payments                            6,109    1,500,461
         Other accrued expenses                          400,408    1,191,501
                                                      ----------   ----------
                      Total Accrued Liabilities       $1,809,032   $4,500,579
                                                      ==========   ==========

5.  Income Taxes:
     The primary components of temporary differences that give rise to deferred taxes are as follows:

                                                        December 31, 1997              December 31, 1998
                                                        -----------------              -----------------

                                                     Federal          State         Federal           State
                                                  ------------    ------------    ------------    ------------

   Deferred tax assets:

   Capitalized R&D for tax purposes               $  4,800,000    $    820,000    $  3,600,000    $    620,000

   Net operating loss                                2,200,000         400,000      23,740,000       4,140,000

   Other, including nondeductible accruals           1,000,000         230,000       2,230,000         660,000
                                                  ------------    ------------    ------------    ------------

   Total deferred tax assets                         8,000,000       1,450,000      29,570,000       5,420,000

   Depreciable assets                                 (200,000)         30,000        (720,000)       (130,000)
                                                  ------------    ------------    ------------    ------------

   Net deferred tax asset                            7,800,000       1,420,000      28,850,000       5,290,000

   Valuation allowance                              (7,800,000)     (1,420,000)    (28,850,000)     (5,290,000)
                                                  ------------    ------------    ------------    ------------

   Net deferred tax asset                         $       --      $       --      $       --      $       --
                                                  ============    ============    ============    ============



     Due to uncertainty of realization, a valuation allowance was provided to eliminate the net deferred tax asset at both December 31, 1998 and 1997. The valuation allowance increased $24,920,000 and $8,580,000 during the year ended December 31, 1998 and December 31, 1997, respectively.

     At  December  31,  1998,   the  Company  had  net   operating   loss  (NOL)
carryforwards of approximately $69,420,000 and $69,580,000 for federal and state income tax purposes, respectively. These carryforwards expire:

                                                NOL         Expiring in Year
      Year ended December 31,              Carryforwards   Ending December 31,
      -----------------------              -------------   -------------------

      Federal
           1996.........................     $1,650,000           2011
           1997.........................      4,850,000           2012
           1998.........................     62,920,000           2018
      State
           1996.........................      1,650,000           2002
           1997.........................      5,000,000           2002
           1998.........................     62,930,000           2003

     The effective income tax rate differs from the statutory federal income tax rate primarily due to the inability to recognize the benefit of net operating losses.

     Pursuant to the provisions of the Tax Reform Act of 1986, utilization of the NOL carryforwards may be subject to an annual limitation if the Company experienced a greater than 50% change in ownership of the Company within a three-year period.

6.  Commitments and Contingencies:

  Lease Obligations:
     The Company is obligated under the terms of operating leases with various parties for office space, switch room facilities, office equipment and vehicles. These contracts may provide for adjustments or escalations based upon changes in consumer price indices or operating expenses. A summary of such fixed commitments at December 31, 1998 for the next five succeeding years and thereafter is as follows:




                                                         Capital     Operating
       Years                                             Leases        Leases
   ------------------------------------------------   -----------   -----------
       1999                                           $ 3,167,370   $15,083,532
       2000                                             3,121,621    14,861,158
       2001                                             3,121,621     9,108,965
       2002                                             3,092,275     2,837,515
       2003                                                  --       2,804,341
       Thereafter                                            --       8,292,352
                                                      -----------   -----------
       Total minimum lease payments                    12,502,887   $52,987,863
                                                                    ===========
       Less amount representing interest                1,835,237
                                                      -----------
       Present value of minimum lease payments
            under capital leases                       10,667,650
       Less current portion                             2,393,015
                                                      -----------
   Noncurrent portion                                 $ 8,274,635
                                                      ===========

     Rent expense is recorded on a straight line basis over the life of the lease. Rent expense under all operating lease agreements was $133,553, $3,397,635, and $12,624,406 for the period from January 18, 1996 (inception) to December 31, 1996, the years ended December 31, 1997 and 1998, respectively.

     In January 1999, the Company entered into a 46 month equipment capital lease under which the Company has committed to make approximately $900,000 in payments.

  Purchase Commitments:
     During 1996 and 1997, the Company entered into equipment financing arrangements with an equipment vendor to purchase equipment. At December 31, 1996, $2,273,972 was payable to the vendor. In January 1998, the Company renegotiated the terms of its arrangements into a capital lease. The amounts owed at December 31, 1997 and 1998 are reflected in the capital lease balances.

  Employment Agreements:
     The Company has entered into employment agreements with certain of its executives. These agreements generally provide for two to four-year initial terms and thereafter one-year renewal terms until either party provides 30 days notice of termination prior to the end of a term. If the Company terminates the employment without cause, or if the employment is terminated upon the occurrence of a major transaction, as defined, involving the Company, then the executive shall receive a termination fee equal to 50% to 200% of the executive's annual salary plus benefits plus a specified bonus. Payments shall only be made upon execution of a standard release waiving all claims against the Company. The Company's total potential obligation under these employment agreements was $3,579,397 at December 31, 1998. Subsequent to December 31, 1998, the Company made several severance payments which reduced this obligation by $465,250.

  Litigation:
     On April 15, 1997, Cam-Net Communications Network, Inc. ("Cam-Net") filed an action against the Company in the United States District Court for the Northern District of Illinois (Cam-Net Communications Network, Inc. v. TeleHub Communications Corp. and TeleHub Network Services Corp., Cause No. 97 C 2578). Cam-Net alleged, among other complaints, the breach of a September 1996 agreement under which TeleHub was to create a new network, billing, and accounting system for Cam-Net's operations. Cam-Net further alleged that it paid TeleHub a consulting fee of $1,350,000, but that TeleHub failed to complete the system. The Company recorded the $1,350,000 it received from Cam-Net as deferred revenue at December 31, 1996 pending resolution of this complaint. During 1997, the Company settled its litigation with Cam-Net out of court. The terms of the settlement required the Company to return $450,000 of the consulting fees it had received to Cam-Net. The Company retained $900,000 in fees related to the consulting services and recognized such fees as revenue during 1997.



7.  Related Party Transactions:

     Hartford Holdings, Ltd. ("Hartford"), a substantial shareholder of the Company, is controlled by the Chairman of the Board of Directors of the Company. The Vice-chairman, President and Chief Executive Officer of the Company holds a beneficial interest in the Sledge Family Trust which is a shareholder of the Company. Hartford and the Sledge Family Trust advanced funds to further the Company's growth and development in amounts further described in Note 9. The Company has also indemnified Hartford from certain losses incurred in connection with the matter discussed in Note 8.

     During 1996, the Company paid the President of the Company $110,500 for consulting services associated with the Cam-Net merger negotiations which were subsequently abandoned (Note 8). The Company also incurred $169,304 in expenses for consulting services provided by the Chairman of the Board of Directors. This amount was payable to Hartford at December 31, 1996 and was settled on March 7, 1997 through the issuance of 33,800 shares of Series A Convertible Preferred Stock.

     In January 1996, Roseville Computer Projects Limited ("Roseville") contributed certain software in exchange for shares of common stock in TNS which were later converted into 1,510,000 shares of the Company's common stock. As a result of this transaction, Roseville and the Company became entities under common control. In March 1996, Roseville assigned all rights, title and interest in the VASP(TM) to the Company in exchange for additional shares of common stock in TNS which were later converted into 2,740,000 shares of the Company's common stock. No value was assigned to the contributed software.

     During 1997, Roseville sold certain network databases and libraries to the Company for $485,000. Under a 1997 consulting agreement with the Company, a Roseville subsidiary provided consulting services and maintained those network databases and libraries for the Company for a fee of $20,000 per month. Roseville's subsidiary received a total of $325,000 under this consulting agreement prior to being terminated on January 1, 1998.

     During 1996, development efforts on the VASP(TM) were continued by employees of the Company and programmers and system developers contracted by Access Point Communications Corp. ("APCC"). APCC is controlled by the Chief Technology Officer of the Company. APCC billed the Company $974,915 pursuant to this arrangement during the period from January 18, 1996 (inception) to December 31, 1996. The Company began contracting directly with the programmers and developers in January 1997. A subsidiary of Roseville received approximately $300,000 in 1996 as a subcontractor of APCC. This fee also covered the 1996 use of certain network databases and libraries owned by Roseville. During the year ended December 31, 1997 and the period from January 18, 1996 (inception) to December 31, 1996, the fees totaled $240,000 and $85,000, respectively, and were paid directly to the Roseville subsidiary. The Company also reimbursed APCC $36,308 for other operating expenses during 1996. During 1996, the Company also paid APCC management fees and library maintenance fees of $550,000 of which $14,535 remained outstanding at December 31, 1996.

     The Company's Chief Technology Officer has extended, without additional consideration, personal guarantees to further support lender requirements on one operating and one capital lease obligation.

     The Company loaned its Chief Financial Officer $250,000 due in 1999. The interest rate for this note receivable is 1% over the prime rate. The executive pledged a warrant exercisable for the purchase of 150,000 shares at $7.50 per share as collateral. In May 1998, the executive repaid the principal of the loan and the related accrued interest.

     During 1997, Company contracted with International Telecom for consulting services. International Telecom is owned by the Chairman of the Board of Directors. Fees to International Telecom during 1997 totaled $175,000.

     In February 1998, the Company loaned $112,029 to an executive in exchange for an unsecured non-interest bearing promissory note. In May 1998, the executive repaid this note.

     In August 1998, the Company loaned $400,000 to an executive in exchange for an interest bearing promissory note, which is collateralized by a second mortgage on prime residential real estate, pursuant to executive's relocation and employment contract. Also in August 1998, the Company loaned $235,340 to another executive. This note was repaid in November 1998.

     In 1998, the Company contracted Telemetrix Resource Group Limited (TRG) to provide billing processing and consulting services. Hartford is the principal owner of TRG and is controlled by the Chairman of the Board of Directors of the Company. In 1998, TRG billed the Company approximately $458,000 for these services. TRG continued to provide such services on an ongoing basis in 1999. Additionally, in February 1999, the Company and TRG entered into a letter of intent to purchase a billing software license for approximately $2.5 million. In March 1999, the Company advanced $250,000 to TRG which represents 10% of the software license fee.
This is refundable, less outstanding fees for any services rendered.

8.  Indemnification Expense:
     During 1996, the Company agreed to indemnify Hartford (see Note 7) from any claims and liabilities that Hartford might incur in assisting with the placement of securities of Cam-Net. Parties unrelated to Hartford had previously advanced $600,000 to Cam-Net in connection with a private placement of Cam-Net securities. When the proposed merger was terminated, the securities offering by Cam-Net was also rescinded, and Hartford was required to repay $600,000 pursuant to its arrangement with the advancing party. The Company recognized its obligation to indemnify Hartford as an expense during the period ending December 31, 1996. The Company issued a note payable to Hartford for this $600,000 obligation which is included in notes payable at December 31, 1996. The note was settled through the issuance of 120,000 shares of Series A Convertible Preferred Stock and a warrant to purchase 60,000 shares of the Company's common stock on March 7, 1997.

9.  Long-Term Debt:
     In May 1998, the company received a $12 million loan ("Bridge Loan") from a financial institution. The Bridge Loan accrued interest at an annual rate of 12% and was collateralized by all of the Company's intangible property. The financial institution also received a warrant to purchase 240,000 share of common Stock for $10.00 per share, exercisable until May 5, 2005 or two years after an initial public offering. The Company recorded the loan at a discount of approximately $1,460,000, which discount was allocated to the warrant. The fair value of the warrant was estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 35%, risk-free interest rate of 5.76%, expected life of 7 years and no dividends. The debt discount has been recorded at the fair value of the warrant. The Company repaid this Bridge Loan in July 1998.

     On July 30, 1998, TeleHub completed the sale of 125,000 units consisting of 13.875% Senior Discount Notes due 2005. Included with this debt, the Company issued warrants to purchase 2,082,732 shares of common stock at an exercise price of $0.01 per share (hereafter "Units"). Each Unit consists of $1,000 principal amount at maturity of notes (hereafter "Notes") and one warrant (hereafter " Warrant"), each Warrant representing the right to purchase 16.662 shares of common stock. The Company recorded the Notes at a discount of approximately $22,261,000, which discount was allocated to the warrants. The debt discount was calculated in accordance with the provisions of APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrant, using a common stock price of $14.58 per share. The gross proceeds of the Notes totaled $83,553,750.

     As of December 31, 1998, the long-term debt consists of:

         13.875% Senior Notes Due 2005,
           including accretion of $4,863,814               $  88,417,564
         Debt discount,
           net of amortization of $1,333,874                 (20,926,804)
         Other long-term debt                                    676,316
                                                           -------------
                         Total                                68,167,076
         Less Current Portion                                    281,116
                                                           -------------

         Long Term Portion                                 $  67,885,960
                                                           =============


     Total long-term debt maturities in 1999, 2000 and 2001 are $281,116, $269,384, $125,816, respectively. There is no long-term debt maturing in 2002 or 2003.

     The Companies wholly owned subsidiaries (TNS, TTC and TLC) provided full and unconditional guarantees of the Company's debt on a joint and several basis.

10.  Letters of Credit:
     At December 31, 1998, the Company has $411,000 available in standby letters of credit with a financial institution. The letters of credit expire at various times throughout 1999. The letters of credit are secured by $416,321 of certificates of deposit, reflected as restricted cash in the accompanying financial statements.

11.  Common and Preferred Stock:
  Preferred Stock:
     The Company has authorized 100,000,000 shares of Preferred Stock, of which 4,000,000 are designated Series A Convertible Preferred Stock ("Series A Stock"). At December 31, 1998, there were 3,500,000 shares of Series A Stock outstanding.

     Preferred stockholders receive one vote for each common share into which such preferred shares are convertible. Each share of Series A Stock is convertible at the option of the stockholder into one share of the Company's common stock. Shares of the Series A Stock have a liquidation preference of $5.00 per share. All shares of Series A Stock automatically convert into common stock in the event that the Company completes an initial public offering or becomes subject to the reporting requirements of the Securities Exchange Act of 1934. The Series A Stock is noncumulative.

  Common Stock:
     The Company has authorized 100,000,000 shares of common stock. At December 31, 1998, there were 12,703,537 shares of common stock outstanding.

  Common Stock Warrants:

     Issued in conjunction with equity and debt financings:
     In February 1997, the Company issued warrants to purchase 1,750,000 shares of Company common stock to certain shareholders in connection with the issuance of Series A Preferred Stock for cash. These warrants are exercisable at any time from February 20, 1998 to February 20, 2000.

     In August 1997, the Company issued warrants to purchase 875,000 shares of Company common stock to certain shareholders in connection with the issuance of common stock for cash. These warrants are exercisable through August 26, 2000.

     In July 1998, the Company issued warrants to purchase 2,082,732 shares of common stock at an exercise price of $0.01 per share in conjunction with the Initial Note Offering. These warrants are exercisable at any time through July 2005.

     Issued for services and financing:
     The Company also issued warrants to purchase common stock to consultants and equipment lease providers. At December 31, 1998, the following warrants to purchase common stock were outstanding:


      Number
    Of Shares           Aggregate
  Under Warrant       Exercise Price   Exercise Period
  -----------------   --------------   ---------------
          301,000         1,655,500    Exercisable at any time  from  April 30,
                                       1998 to April 30, 2000
          150,000         1,500,000    Exercisable at any time from  April  30,
                                       1998 to April 30, 2000
           25,000           187,500    Exercisable at any  time from August 15,
                                       1997 to August 15, 2000
          375,000         2,812,500    Exercisable at any time from  December 8,
                                       1998 to December 8, 2000
            1,750            13,125    Exercisable at any time from December 25
                                       1998 to December 25, 2000
            5,500            55,000    Exercisable at any time from December 15,
                                       1997 until the later of December 15, 2004
                                       or  second  anniversary   of  an  initial
                                       public offering
            4,667            35,000    Exercisable  at  any  time  from June 15,
                                       1997 until the later of
                                       June 15, 2007 or the fifth anniversary of
                                       an initial public offering
           45,000           337,500    Exercisable at  any  time from  August 1,
                                       1998 to November 14, 2000
           60,000           450,000    Exercisable at  any  time  from  April 1,
                                       1998 to April 1, 2000
           10,000           100,000    Exercisable at  any time  from  March 24,
                                       1998 to March 24, 2000
           75,000           750,000    Exercisable at any time from  May 1, 1999
                                       to May 1, 2001
          240,000         2,400,000    Exercisable at any time from  May 5, 1998
                                       until the later of May 5, 2005
                                       or the fifth anniversary  of  an  initial
                                       public offering
          100,000         1,250,000    Exercisable  at any  time until the later
                                       of June 2, 2008 or  fifth anniversary  of
                                       an initial public offering
          157,000         2,289,060    Exercisable at any time until  August 31,
                                       2001
       -----------      ------------
         1,549,917       $13,835,185    Total
       ===========       ===========



     The following table summarizes information with respect to stock warrants issued to non-employees that were outstanding at December 31, 1998:

                                                                                                          Weighted
                                                         Weighted                                         Average
                                         Weighted        Average                                          Exercise
                                         Average        Remaining        Weighted         Number          Price of
                         Number         Fair Value     Contractual       Average        Exercisable     Exercisable
     Range of          Outstanding     of Options/         Life          Exercise           at            Options/
  Exercise Prices      at 12/31/98       Warrant         (Years)          Price          12/31/98         Warrants
  ---------------      -----------       -------         -------          -----          --------         --------
$5.50 - $7.50            812,417          $2.48            1.8            $6.76           802,417          $6.75
$10.00                   480,500          $4.28            4.6            $10.00          395,500          $10.00
$12.50 - $14.58          257,000          $5.53            5.4            $13.77          257,000          $13.77
                       ---------                                                        ---------
                       1,549,917                                                        1,454,917
                       =========                                                        =========

     The fair value of each non-employee grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 35%, risk-free interest rate ranging from 6.62% to 5.20%, expected lives ranging from 2 to 10 years and no dividends. The Company charges the related compensation costs to expense at the time the services are provided or over the life of the related financing arrangement. The compensation expense for the year ended December 31, 1998, amounted to $3,154,739. Warrants issued during the twelve month period ended December 31, 1998 were valued using the same assumptions.

  Option Issued to Non-Employee:
         The Company has issued an option to purchase 10,000 shares of the Company's common stock at an exercise price of $5.00 per share to a consultant in exchange for services rendered. As of December 31, 1998, this option was exercisable until August 1, 2007. The Company estimated the fair value of this option and charged such amount to expense at the time the services were provided. The Company reserved 10,000 shares of common stock for the exercise of this option and as of December 31, 1998, the option had not been exercised.


12.  Employee Stock Option Plan:
     In 1997, the Company created an Employee Stock Option Plan. Under this plan, the Company may grant options for common stock to its employees, directors, and consultants either as incentive stock options or nonstatutory options. The exercise price of each option is determined by the Board of Directors and an option's maximum term generally is 10 years. Options generally vest 25% on the day of grant, and 25% annually on January 1st of each year thereafter. At December 31, 1998, 4,600,000 shares of stock were reserved for the exercise of stock options.

     During 1997, the Company granted a warrant to purchase 150,000 shares at $7.50 per share to an employee. This warrant expires on the fifth anniversary of an initial public offering.

     During 1998, the Company granted warrants to purchase 1,005,000 shares at $10.00 - $12.50 per share to employees. These warrants expire on the fifth anniversary of an initial public offering.

     The following table summarizes activity under the Company's stock option plan for the period ended December 31, 1997 and December 31, 1998:

                                                                                Option and                        Weighted
                                                                Number          Warrant Price      Aggregate      Average
                                                              of Shares          Per Share           Price        Exercise
                                                              ----------        ----------        ----------     ----------


Options and warrants:
  Granted                                                      1,626,000       $5.00 - $7.50      $7,460,000         $5.28
  Exercised                                                            -             -                     -             -
  Forfeited                                                      (10,500)          $5.00             (52,500)        $5.00
  Expired                                                         (1,500)          $5.00              (7,500)        $5.00
                                                              ----------                         -----------
Options and warrants outstanding at December 31, 1997          1,614,000                           7,400,000         $4.58
  Granted                                                      3,597,478       $5.00 - $14.58     44,445,368        $12.35
  Exercised                                                         (500)         $10.00              (5,000)       $10.00
  Forfeited                                                     (112,000)      $5.00 - $10.00     (1,173,715)       $10.48
  Expired                                                        (17,970)      $5.00 - $10.00       (159,535)        $8.88
                                                              ----------                          ----------
Options and warrants outstanding at December 31, 1998          5,081,008                         $50,507,118         $9.94
                                                              ==========                         ===========



     Employee options and warrants to purchase 512,500 and 2,517,371 shares of common stock were exercisable at December 31, 1997 and 1998, respectively, and 1,441,000 and 663,492 shares remained available for issuance at December 31, 1997 and 1998, respectively.

     The following table summarizes information with respect to stock options and warrants outstanding at December 31, 1998:

                                                                         Weighted                                 Average
                                                          Weighted       Average                                 Exercise
                                                           Average      Remaining    Weighted                   Price of
                            Range of        Number       Fair Value    Contractual   Average       Number      Exercisable
     On Grant Date          Exercise      Outstanding    Of Options/       Life      Exercise   Exercisable      Option/
  Exercise Price was:        Prices       At 12/31/98      Warrant       (Years)      Price     At 12/31/98     Warrants
  -------------------        ------       -----------      -------       -------      -----     -----------     --------

Below fair value of
 the stock                   $5.00             499,158       $3.96          8.67       $5.00       308,158          $5.00
Above fair value of
 the stock                $5.00 - 5.50       1,030,000       $0.06          8.66       $5.07       515,000          $5.07
Below fair value of
 the stock                   $7.50             150,000       $3.73          8.66       $7.50       150,000          $7.50
Above fair value of
 the stock               $10.00 - 12.50      1,925,250       $4.97          9.05      $11.04     1,175,063         $11.70
Above fair value of
 the stock                   $14.58          1,068,500       $5.91          9.66      $14.58       267,125         $14.58
At fair value of
 the stock                   $14.58            408,100       $5.91          9.82      $14.58       102,025         $14.58
                                          -------------                                        ------------
                                             5,081,008                                           2,517,371
                                          =============                                        ============


     The following information concerning the Company's stock option plan is provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for the plan in accordance with APB No. 25 and related Interpretations. In accordance with APB No. 25, for the year ended December 31, 1998, the Company incurred compensation expense in relation to employee stock options and warrants totaling $605,307.

     The fair value of each option and warrant grant is estimated on the date of grant using the minimum value method with the following assumptions:

                                               1997                1998
                                               ----                ----
      Expected life                          10 years           9.5 years
      Risk free interest rate                  5.7%                5.2%
      Expected volatility                        -                  -
      Expected dividends                         -                  -

     As a result of the above assumptions, the weighted average fair value of the options and the warrants granted for the years ended December 31, 1997 and 1998 was $1.24 and $5.45, respectively.

     Had the Company accounted for compensation expense according to SFAS No. 123, the pro forma net loss would be as follows:

                                         December 31, 1997    December 31, 1998
                                         -----------------    -----------------
      Net loss - as reported                   $18,092,824          $65,945,385
      Net loss - pro forma                     $18,939,602          $71,911,550
      Net loss per share--as reported             $   1.70             $   5.21
      Net loss per share--pro forma               $   1.78             $   5.68


     Subsequent to December 31, 1998, the Company issued options to purchase 256,500 and 180,000 shares of common stock to employees and directors, respectively, at an exercise price of $14.58 per share.

     During the first quarter 1999, the Company recorded notes receivable of $1,018,900 relating to the exercise of stock options as prescribed in the Company's employee stock option plan. These notes mature in two years and carries interest at rates ranging from 4.8% to 5% per annum.


13.  401(k) Plan:
     In June 1997, the Company established a 401(k) Plan (the "Plan"). All employees of the Company are eligible to participate in the Plan. The Company is not obligated to make contributions to the Plan and made no such contributions during fiscal 1997 or 1998.

14.  Supplemental Disclosure of Cash Flow Information:

                                              January 18, 1996
                                                (inception) to   Year Ended   Year Ended
                                                  December 31    December 31  December 31
                                                      1996         1997          1998
                                                  -----------   -----------   -----------
   Cash payment for interest                      $     7,761   $   487,379   $ 1,383,702
   Noncash investing and financing activities:
      Property and equipment financed by
               capital lease obligations              182,071    10,018,475     1,080,306
      Property and equipment financed
               by equipment vendor                  2,273,972          --            --
      Settlement of accounts payable, related
              shareholders, through issuance of
              preferred stock                            --         150,000          --
      Settlement of accrued interest through
              issuance of preferred stock                --          38,757          --
      Settlement of notes payable
              issuance of preferred stock                --       2,261,243          --
      Common stock issued per Bridge
              loan agreement                             --         672,250          --
      Issuance of stock options to employees             --         262,013       605,307
      Issuance of stock options to nonemployees          --          24,900          --
      Issuance of stock warrant to employees             --         151,500          --
      Issuance of stock warrant to nonemployees          --         102,994     1,694,452


15.  Net Loss Per Share:
         In  accordance   with  the   requirements  of  Statement  of  Financial
Accounting Standards No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                    January 18, 1996
                                                     (inception) to    Year Ended       Year Ended
                                                      December 31,     December 31,     December 31,
                                                           1996             1997            1998
                                                     -------------    -------------    ------------
   Numerator--Basic and Diluted EPS
              Net loss                               $  (4,488,173)   $ (18,092,824)   $(65,945,385)
                                                     =============    =============    ============

   Denominator--Basic and Diluted EPS
   Weighted average common stock outstanding             8,614,815       10,624,251      12,664,260
                                                     =============    =============    ============

   Basic and diluted loss per share                  $       (0.52)   $       (1.70)   $      (5.21)
                                                     =============    =============    ============

         Options and warrants to purchase an additional 5,191,987 and 11,348,657 shares of common stock were outstanding as of December 31, 1997 and December 31, 1998, respectively, and were excluded from the loss per share calculation as they have the effect of decreasing loss per share. In addition, the Company had 3,500,000, 3,500,000 and 3,500,000 shares of convertible preferred stock outstanding as of December 31, 1997 and December 31, 1998. The effect of the conversion of such shares of preferred stock was also excluded from the loss per share calculation.

16.  Segment information:
         The Company operates in two business segments: (i) telecommunications software products; and (ii) telecommunications network services. The following table presents revenues and other financial information by business segment for January 18, 1996 (inception) until year ended December 31, 1996 and year ended December 31, 1997 and December 31, 1998:

                                          Software       Network
                                          Products      Services   Consolidated
   Year Ended December 13, 1998
   ----------------------------
        Revenues                        $ 3,035,198   $ 5,371,889   $ 8,407,087
        Operating loss                   14,291,815    42,905,654    57,197,469
        Identifiable assets              15,084,499    55,325,277    70,409,776
        Depreciation and amortization       891,168     3,683,200     4,574,368
        Capital expenditures              1,840,305     5,561,931     7,402,236

   Year Ended December 31, 1997
   ----------------------------
        Revenues                        $ 2,000,000   $   901,280   $ 2,901,280
        Operating loss                    4,434,231    12,932,949    17,367,180
        Identifiable assets               7,359,999    26,898,401    34,258,400
        Depreciation and amortization       185,651       598,897       784,548
        Capital expenditures              1,506,012    16,715,315    18,221,327

   January 18, 1996 (inception) to
    December 13, 1996
    -----------------
         Revenues                               --            --            --
         Operating loss                  $ 1,606,607   $ 2,129,267   $ 3,735,875
         Identifiable assets                    --       4,029,254     4,029,254
         Depreciation and amortization          --          68,556        68,556
         Capital expenditures                   --       3,028,715     3,028,715

         Identifiable assets are those assets used exclusively in the operations of each business segment, or which are allocated when used jointly. Virtually all of the Software Products revenues were generated from one customer.

17.  Subsequent Event:
     On March 31, 1999, the Company signed a definitive agreement with Newbridge Networks Corporation ("Newbridge") to form a new venture to further develop the Company's Virtual Access Services Platform ("VASP(TM)") technology and related products that are essential to world-wide, end-to-end, service-rich communications (Newbridge Transaction"). Under terms of the agreement, the Company's wholly owned subsidiary TeleHub Technologies Corporation ("TTC"), will form a wholly owned subsidiary ("NewCo") to be incorporated in the State of Nevada. At closing, TTC will contribute all of its assets and liabilities, the Company will contribute all of it assets relating to its VASP(TM) technology, including all intellectual property rights, to NewCo. Newbridge will contribute $52 million directly into NewCo. NewCo will immediately remit $22 million to TTC to pay off an intercompany liability. Newbridge will also remit $8 million directly to the Company. In exchange, NewCo and the Company will issue 19% of the common stock of NewCo to Newbridge.

     Under terms of the Agreement, Newbridge has an option to purchase up to a 50% interest in NewCo for $10 million dollars ("Newbridge Option"). The Newbridge Option expires in one year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                 None


                                    PART III




Item 10.      Directors and Key Executive Officers of Registrant

         Each Director holds office until the next meeting of shareholders for election of such Director's class and until successors have been elected and qualified or until such Director's death, resignation or removal. The Company's officers are appointed by, and serve at the discretion of, the Board. Set forth in the table below are the names, ages, and current positions of the Directors and executive officers of the Company.


Name                            Age     Positions
----                            ---     ---------
William W. Becker(1)            69      Chairman of the Board
Donald H. Sledge(2)             58      President, Vice Chairman,
                                        Chief Executive Officer and Director
Michael G. McLaughlin(3)        36      Chief Technology Officer and Director
Herbert H. Swinburne            57      President of TNS
John A. Strand III              53      Acting President of TTC
Richard M. Harmon(2)            48      Chief Financial Officer, Treasurer,
                                        Corporate Secretary and Director
                                        (resigned effective January 22, 1999)
John R. Lawson                  41      Chief Financial Officer, Treasurer, and
                                        Corporate Secretary
                                        (effective January 25, 1999)
Barry C. Lescher(2)             43      Assistant Secretary and Director
John F. Slevin(3)               62      Director
Oz Pedde(1)                     56      Director
John R. Snedegar(3)             49      Director
Martin R. Walsh(1)              46      Director

(1)  Class C Director--term expires 1999.
(2)  Class A Director--term expires 2000.
(3)  Class B Director--term expires 2001.

         William W. Becker joined TeleHub in March 1996 and serves as Chairman of the Board. Mr. Becker is a principal of HHL, the Company's largest shareholder. He also serves as Chairman of SkyConnect Inc., AirCell Communications, Inc., Trans Digital Inc., VR-1 Inc., E-Star Inc. and Northern Cable Inc. Prior to joining TeleHub, Mr. Becker founded a number of companies involved in telecommunications, cable TV, oil and gas, real estate development, and other industries. From 1993 to 1995, Mr. Becker was a principal of WWB Oil & Gas Ltd. Mr. Becker was a significant investor in IntelCom Group, Inc. (now, ICG Communications, Inc.) for which he served as chairman and CEO from 1987 to June 1995.

         Donald H. Sledge joined the Company in January 1996 as President, Vice Chairman, CEO and Director and is the CEO and a Director of TTC and TNS. From 1994 to 1995, Mr. Sledge served as President and Chief Operating Officer ("COO") of West Coast Telecommunications, Inc., a NASDAQ listed long distance company purchased by Frontier. From 1993 to 1994, Mr. Sledge served as Head of Operations for New T&T, a Hong Kong-based start-up company. Mr. Sledge was Chairman and CEO of Telecom New Zealand International from 1991 to 1992. Mr. Sledge was a member of the board of advisors of Calex and is currently a director of DataProse, CyWorld Talk, which currently trades on the Alberta Stock Exchange, AirCell Communications Inc. and Executive Telecard, Inc., a telecommunications company traded on NASDAQ, and serves as an advisor and board member to several small technology-based start-up companies. In addition, Mr. Sledge serves as the Chairman of United Digital Network Inc. ("United Digital"), a long distance switch based reseller, which is under an agreement to be acquired by Star Telecommunications, Inc.

         Michael G. McLaughlin founded TeleHub in January 1996 and serves as Chief Technology Officer ("CTO") and a Director of TeleHub, TTC and TNS. From 1994 to 1995, Mr. McLaughlin served as President and a director of Access Point Communications Corporation. In 1992, he formed The McLaughlin Group, Inc. (now "T.M.G.I., Inc.") which provided consulting services to large corporate clients involving cost reduction and analysis, network configuration strategies and negotiation of communication carrier contracts. From 1983 to 1991, Mr. McLaughlin worked for ROLM, a business unit of IBM Corporation ("ROLM"), where he was a communications engineer responsible for the design, development and implementation of communications networks for ROLM's largest accounts, including The Sears Network, General Electric Company, IBM and Baxter Laboratories Inc.

         Herbert H. Swinburne joined TeleHub in January 1998 and serves as President of TNS. From 1991 until he joined TeleHub, Mr. Swinburne was the Director and General Manager of Major Account Network Design for AT&T Canada, which provides long distance services. From 1989 to 1991, Mr. Swinburne was Director of Proposal Engineering at Sprint, and from 1988 to 1989, Mr. Swinburne was Director of the Technical Advisory Center at Sprint. Prior to joining Sprint, Mr. Swinburne was a Program Manager for Telenet Communications Corporation where he was responsible for managing the nationwide packet services for the Department of Agriculture.

         John A. Strand III joined TeleHub as TTC's Acting President in June 1998. From 1991 to 1998, Mr. Strand was the Director of Technology Planning and Integration for Sprint. Prior to his position with Sprint, he was a regional manager for SRI International, an international research institute.


         Richard M. Harmon joined TeleHub in March 1997 as the Chief Financial Officer ("CFO"), Treasurer and Corporate Secretary and became a Director in March 1998. Mr. Harmon is the Treasurer and Corporate Secretary of TNS. From 1992 to 1996, Mr. Harmon was the CEO of Education Finance Corporation, a company he founded to provide student loans to vocational trade students. From 1990 to 1992, Mr. Harmon served as President of Clean Air Transit. From 1985 to 1990, Mr. Harmon founded and was President of Network Media Corporation, a cable network advertising sales group. Between 1980 and 1985, Mr. Harmon was a principal with Network Development Corporation, a consulting and investment company emphasizing telecommunications and cable television. Prior to that, Mr. Harmon served as CFO and COO for Franklin Supply. Mr. Harmon also worked for Allstate Insurance Company, where he made private equity investments in early stage companies. Effective January 22, 1999, Mr. Richard M. Harmon resigned his positions with the Registrants in order to pursue other interests.

         John R. Lawson joined TeleHub in April 1997 as Controller and became the Chief Financial Officer ("CFO"), Treasurer and Corporate Secretary in January 25, 1999. Mr. Lawson has 18 years of financial management experience. From 1990 to 1993, he was Vice President - Corporate Controller for TRO Learning, a software development company, and, among his other activities, managed that company's initial public offering consummated in 1992. Prior to joining TRO Learning, Mr. Lawson served in various financial management positions for AAR Corporation, a publicly traded aviation services and supply company, including Controller of European Operations. Mr. Lawson began his career as an auditor with Coopers & Lybrand LLP (now PricewaterhouseCoopers
LLP). He has a BS in accounting from Bradley University and is a Certified Public Accountant.

         Barry C. Lescher joined TeleHub as a Director in 1996 and serves as Executive Vice President of TTC, a Director of TNS and Assistant Secretary. From 1994 to 1997, Mr. Lescher held engineering positions at telecommunications companies which included American Teletronics, TMGI and Access Point Communications Corporation. From 1989 to 1994, Mr. Lescher was a communications engineer with ROLM. Prior to that, Mr. Lescher worked for a family-owned business that was involved in the installation and operation of communication systems.

         John (Jack) F. Slevin is Chairman, President, and CEO of Comdisco, a New York Stock Exchange ("NYSE") listed company and was appointed to the TeleHub Board in July 1997. He has been Comdisco's Chairman of the Board since January 1996 and was named Comdisco's President and CEO in July 1994. Mr. Slevin served as Comdisco's COO from 1993 through 1994 and was executive vice president of Comdisco's North American Sales since 1992. He has been a member of Comdisco's board of directors since 1979. Mr. Slevin is also a director of Media One, a NYSE listed company, and Interworld Corp.

         Oz (Oswald) Pedde, a Director of TeleHub since March 1998, has been President and CEO of Watson & Associates, a Toronto based telecommunications service and consulting firm since January 1, 1998. From 1995 to 1998, Mr. Pedde was self-employed as a consultant. From 1991 to 1995, Mr. Pedde was President and CEO of Manitoba Telephone Systems, a diversified Canadian telecommunications company and was one of the founding members of the Council of CEOs that created the "Stentor Alliance," an association of Canada's major telephone companies. During such period, Mr. Pedde was also a director of Telesat, Canada's satellite carrier.

         John R. Snedegar joined TeleHub's Board in March 1998. He has been President and CEO of United Digital, which trades on the Vancouver Stock Exchange since 1990. He was also the President and CEO of AmeriTel Management, Inc. ("AmeriTel"), a California based provider of long distance telecommunications and management services from 1980 to 1992. In 1992, Mr. Snedegar led AmeriTel through the acquisition of West Coast Telecommunications, Inc., forming WCT Communications, Inc. Mr. Snedegar served on the board of directors of this carrier until its sale to Frontier in early 1995. He is also a director of StarBase Corporation, a California-based software development company which trades on NASDAQ, Star Telecommunications, Inc., a long distance carrier specializing in international services which trades on NASDAQ. Mr. Snedegar also serves as President of Kendall Venture Funding, Ltd., a reporting company based in Alberta, Canada.

         Martin  R.  Walsh  has been the  President  of Walsh &  Associates,  an
Illinois  high  technology  consulting  firm  since  January  1, 1998 and joined
TeleHub's Board in March 1998. Previously, Mr. Walsh had been a Comdisco executive, serving as Executive Vice President of Marketing and a member of the Office of the President of Comdisco since 1996, President of the Large Systems Division from 1993 to 1996, and Senior Vice President - Trading between 1985 and 1993, and a Vice President from 1982 to 1985. Mr. Walsh originally joined Comdisco in 1978.

Item 11.      Executive Compensation

Executive Compensation
The following table provides certain summary information concerning compensation paid or accrued by Company and its subsidiaries to or on behalf of Donald H. Sledge, President and CEO of the Company, and the five most highly compensated executive officers of the Company (the "Named Officers") for the period from January 18, 1996 (inception) to December 31, 1996 and for the fiscal years ended December 31, 1997 and 1998. The Company has not granted stock appreciation rights.


 Summary Compensation Table

                                                       Annual                                Long-Term               All Other
                                                    Compensation                            Compensation            Compensation
                               Fiscal              ------------       Other Annual         ---------------          ------------
Name and Principal Position    Year     Salary        Bonus           Compensation ($)  Warrants (#)   Options (#)       ($)
---------------------------    ----     ------        -----           ----------------  ------------   -----------       ---
Donald H. Sledge               1998    178,938        44,739  (1)        13,752 (3)              -        28,750        6,572 (4)
   President and Chief         1997    175,000        87,500  (2)        10,800 (3)              -       150,000        9,804 (5)
   Executive Officer
    of TeleHub                 1996     70,000          -      -           -     -               -          -         110,500 (6)


Richard M. Harmon              1998    160,335        90,088  (7)         6,126 (3)         450,000       26,246       38,000 (8)
   Chief Financial Officer     1997    106,250        62,466  (2)          -     -          150,000      100,000       61,859 (9)
   and Secretary of TeleHub    1996       -             -      -           -     -               -          -             -    -

Michael G. McLaughlin          1998    178,938        44,739  (1)        16,240 (3)        500,000       28,750           -    -
   Chief Technology Officer    1997    175,000        87,500  (2)        17,645 (3)              -      150,000           -    -
    of TeleHub                 1996       -             -      -                 -               -         -              -    -

Barry C. Lescher               1998    153,375        38,348  (1)         9,526 (3)              -       33,654           -    -
   Executive Vice President    1997    136,320        68,268  (2)           701 (3)                     100,000           -    -
    of  TTC                    1996       -             -      -                  -              -         -              -    -

Timothy Carey Chandler         1998    153,375        38,348  (1)          500 (10)              -        7,500           -    -
   Senior Vice President       1997    150,000        75,000  (2)           333(10)                      50,000           -    -
   Software Development        1996     68,750          -      -                 -               -         -              -    -
    of TTC

Herbert H. Swinburne           1998    160,000        40,000  (1)         5,400 (2)              -      100,000           -    -
   President of TNS


(1)      Related to 1998 accrued bonus to be paid in cash in 1999.
(2) Related to 1997 accrued bonus with an option to be paid either in cash or by a combination of cash and stock options in 1998.
(3)      Car allowance.
(4)      Consists of $6,572 paid for life insurance premium.
(5) Consists of $5,000 set aside in a 401(k) plan by the Company and $4,804 paid for life insurance premium.
(6) Consulting fees for services prior to commencement of employment on August 1, 1996.
(7) Consists of cash bonus payment of $50,000 and 1998 accrued bonus to be paid in cash in 1999 of $40,088.
(8)      Consists of reimbursement for country club membership.
(9) Consists of $29,359 for relocation expenses and $32,500 consulting fees for services prior to executing Mr. Harmon's employment agreement.
(10)     Allowance in lieu of certain employee benefits.

                       Options Granted in Last Fiscal Year
                                Individual Grants

                                                                                                        Potential Realizable
                                                                                                          Value at Assumed
                                                                                                             Annual Rates
                                             % of Total                                                     Of Stock Price
                                              Options                        Market                          Appreciation
                                             Granted to      Exercise        Price                         For Option Term
                               Options      Employees in      Or Base       On Date      Expiration       ---------------
Name                          Granted (#)    Fiscal Year    Price ($/Sh)   of Grant (1)      Date         5% ($)     10% ($)
----                          -----------    -----------    ------------   ------------      ----         ------     -------
Donald H. Sledge                 8,750           .34            5.00           9.82        3/18/2008      96,213     179,117
                                 20,000          .77            10.00          8.87        1/1/2008       88,966     260,130

Richard M. Harmon                6,246           .24            5.00           9.82        3/18/2008      68,679     127,859
                                 20,000          .77            10.00          9.82        3/18/2008     119,915     309,411

Michael G. McLaughlin            8,750           .34            5.00           9.82        3/18/2008      96,213     179,117
                                 20,000          .77            10.00          8.87        1/1/2008       88,966     260,130

Barry C. Lescher                 13,654          .53            5.00           9.82        3/18/2008     150,136     279,505
                                 20,000          .77            10.00          8.87        1/1/2008       88,966     260,130

Timothy C. Chandler              7,500           .29            5.00           9.82        3/18/2008      28,468     153,529

Herbert H. Swinburne            100,000          3.86           10.00          8.87        1/1/2008      444,830    1,300,650


(1) Market price as determined by the Company based certain third party transactions







   Aggregated Options Exercisable in Last Fiscal Year and FY-End Option Values

                                                                                                     Value of Unexercised
                                                                                                   In-the-money Options at
                                                Value Realized                                     FY-End (Market Price of
                                               (Market Price at      Number of Unexercised        Shares at FY-End ($14.58)
                            Shares Acquired     Exercise Less        Options at FY-End (#)         Less Exercise Price) (1)
Name                        on Exercise(#)     Exercise Price)   Exercisable    Unexercisable   Exercisable    Unexercisable
----                        --------------     ---------------   -----------    -------------   -----------    -------------
Donald H. Sledge                    -                 -             83,750          95,000        $784,144        $791,919

Richard M. Harmon                   -                 -             56,246          70,000        $538,837        $570,600

Michael G. McLaughlin               -                 -             83,750          95,000        $802,325        $810,100

Barry C. Lescher                    -                 -             63,654          70,000        $609,805        $570,600

Timothy C. Chandler                 -                 -             32,500          25,000        $311,350        $239,500

Herbert H. Swinburne                -                 -             25,000          75,000        $114,500        $343,500

(1) Market price as determined by the Company based certain third party transactions.

Compensation Plans
         1997 Stock Option Plan. The Company's 1997 Stock Option Plan (the "Plan") was adopted by the Board and approved by the stockholders in May 1997. A total of 4,600,000 shares of Common Stock have been reserved for issuance under the Plan, as amended on March 18, 1998 by the Board. As of December 31, 1998, options to purchase 3,926,008 shares of Common Stock were outstanding under the Plan, and no shares had been issued upon exercise of previously granted options. The Plan provides for grants to employees of the Company (including officers and employee directors) of "incentive stock options" ("ISOs") within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for grants of nonstatutory stock options to employees (including officers and employee directors and non-employee directors) of the Company or any subsidiary of the Company. The Plan is administered by the Board or a committee of the Board (the "Administrator"). The Plan is currently being administered by the Board. The Administrator may determine the terms of the options granted, including the exercise price, the number of shares subject to each option and the exercisability of the option. The Administrator also has the full power to select the individuals to whom options will be granted and to make any combination of grants to any participants.

         Options granted generally vest immediately as to 25% of the shares subject to the option and then at a rate of 25% of the shares subject to the option on January 1st of the subsequent 3 years following the grant date. The term of an option is determined by the specific option agreement. No option may be exercised by any person after its term or the Plan expires.

Executive Employment Agreements
         The Company has entered into employment agreements with Messrs. Sledge and McLaughlin, commencing January 2, 1997, Mr. Lescher commencing on January 1, 1997, Mr. Harmon commencing on May 4, 1998, Mr. Swinburne commencing January 1, 1998. Mr. Chandler commencing April 17, 1997 and Mr. Strand commencing October 1, 1998. The Company also has employment agreements with certain other executives.

         The Company's employment agreements with Messrs. Sledge and McLaughlin provide for an initial five year term and Mr. Lescher's employment agreement provides for an initial two year term. After the initial term each agreement is automatically renewed for an additional one-year term until either party provides 30 days notice of termination prior to the end of a term. The agreements provide for an annual base salary and an incentive bonus determined by the Board. Messrs. Sledge and McLaughlin also receive stock options under the Company's Plan. If the Company terminates any of the employment agreements without cause or if the Company or the employee terminates the respective employment agreement upon the occurrence of a major transaction involving the Company, then Messrs. Sledge and McLaughlin will receive a termination fee equal to 200% of their annual salaries plus benefits and specified bonuses and Mr. Lescher will receive 100% of his annual salary plus benefits plus a specified bonus. Each of Messrs. Lescher, Sledge and McLaughlin is subject to a confidentiality covenant and Messrs. Sledge and McLaughlin are each subject to a one-year non-competition commitment following the termination of his employment. Mr. McLaughlin may also be reimbursed for the annual premiums that he incurs for his disability and $5,000,000 term life insurance policies.

         The Company has employment agreements with Messrs. Harmon and Swinburne which provide for an initial four-year term and thereafter one-year terms until either party provides 30 days notice of termination prior to the end of a term. The agreements provide for an annual base salary and an incentive bonus determined by the Board. Messrs. Swinburne and Harmon also receive stock options under the Company's Plan. Mr. Swinburne receives performance options if certain criteria are met. If the Company terminates the employment agreement without cause or if the Company or the employee terminates the employment agreement upon the occurrence of a major transaction involving the Company, then Messrs. Swinburne and Harmon shall each receive a termination fee equal to 100% of his annual salary plus benefits plus a specified bonus. Payments shall only be made upon the employee's execution of a standard release waiving all claims against the Company. Messrs. Swinburne and Harmon are each subject to a confidentiality covenant. In addition, Mr. Harmon is subject to a one year non-competition commitment following termination of his employment. The Company's employment agreement with Mr. Harmon also provides that the Company would loan Mr. Harmon up to $400,000 for the purchase of a home upon his permanent relocation to Illinois. This loan, made in August 1998, is evidenced by a seven year promissory note at 7% interest, collateralized by a second mortgage on Mr. Harmon's home.

         The Company's employment agreement with Mr. Chandler provides for an initial two-year term and thereafter one-year terms until either party provides 30 days notice of termination prior to the end of a term. The agreement provides for an annual base salary and an incentive bonus determined by the Board. If the Company terminates the employment agreement without cause, or if the Company or Mr. Chandler terminates the employment agreement upon the occurrence of a major transaction involving the Company, then Mr. Chandler shall receive a termination fee equal to 50% of his annual salary plus benefits plus a specified bonus. Payments shall only be made upon Mr. Chandler's execution of a standard release waiving all claims against the Company. Mr. Chandler is subject to a confidentiality covenant.

         The Company has an employment agreement with John A. Strand with an initial four-year term and thereafter one-year terms until either party provides 30 days notice of termination prior to the end of a term. The agreement provides for an annual base salary and an incentive bonus determined by the Board. Mr. Strand also receives stock options under the Company's Plan. If the Company terminates the employment agreement without cause, or if the Company or Mr. Strand terminates the employment agreement upon the occurrence of a major transaction involving the Company, then Mr. Strand shall receive a termination fee equal to 100% of his annual salary plus benefits plus a specified bonus. Termination payments shall only be made upon Mr. Strand's execution of a standard release waiving all claims against the Company. Mr. Strand is subject to a confidentiality agreement.

         The Company has employment agreements with certain other executives. These agreements generally have a two-year initial term and thereafter one-year renewal terms until either party provides 30 day notice of termination prior to the end of a term. The agreements provide for an annual base salary and an incentive bonus determined by the Board, plus eligibility for awards under the Company's Plan. If the Company terminates the employment without cause or if the employment is terminated upon the occurrence of a major transaction involving the Company, then the executive shall receive a termination fee equal to 50% to 100% of his annual salary plus benefits plus a specified bonus. Payments shall only be made upon execution of a standard release waiving all claims against the Company. The agreements also contain a confidentiality covenant. Certain of these employment agreements contain a one year non-competition covenant

Director Compensation
         TeleHub currently does not provide cash compensation to its Directors who are not also employees for attendance at Board or committee meetings, but does reimburse expenses related to such attendance (e.g., airfare or telephone charges). Directors annually receive options to purchase 20,000 shares of Common Stock under the stock option plan; the exercise price is market price at the time of grant and the options vest at the start of the next fiscal year.

Compensation Committee Interlocks; Audit Committee
         During 1997 and until May 31, 1998, the entire Board served as the Compensation Committee, which determines the compensation of the Company's executive officers. Two executive officers, Messrs. Sledge and McLaughlin served on the Board and therefore also the Compensation Committee during 1997, while Messr. Harmon, the Company's CFO, joined the Board (and the Compensation Committee) in March 1998. Since June 1998, Messrs. Slevin and Pedde have been the only members of the Compensation Committee. Since February 1996, Mr. Sledge has served as the Chairman of United Digital and as a member of its compensation committee. Mr. Snedegar has served as the President and a director of United Digital since 1990. The Board has also established an Audit Committee composed of Messrs. Walsh, Snedegar and Slevin, which recommends to the Board the selection of independent accountants, and reviews the scope and results of the audit and other services provided by the independent accountants.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of December 31, 1998 the number of shares of Common Stock and Preferred Stock owned by (i) each executive officer and Director and each person who owned of record, or was known to own beneficially, more than five percent of the Company's outstanding Common Stock or Preferred Stock, and (ii) executive officers and Directors as a group. Unless otherwise indicated, the address for each of the following persons or entities is c/o TeleHub Communications Corporation, 1375 Tri-State Parkway, Gurnee, Illinois 60031.





                                                                   Percent of
                                              Number of Shares     Outstanding
Name                                          Beneficially Owned    Shares(1)
----                                          ------------------    --------
5% Stockholders:
Hartford Holdings, Ltd                            5,191,950  (2)       31.4%
   Box 143, Cayman Islands
   British West Indies
Roseville Computer Projects Limited               4,100,000            25.3%
   P.O. Box 556, Charleston, Nevis
   West Indies
Sledge Family Trust                               1,494,167  (3)        9.2%
   27 Cherry Hill Court
   Alamo, California
Executive Officers and Directors:
William W. Becker                                 5,324,450  (4)       32.0%
   Chairman of the Board of Directors
Donald H. Sledge                                  1,635,417  (5)       10.0%
   Vice-Chairman of the Board, Chief
   Executive Officer and President
Michael G. McLaughlin                               641,250  (6)        3.8%
   Chief Technology Officer and Director
Herbert H. Swinburne                                 50,000  (7)        0.3%
   President of TNS
Richard M. Harmon                                   551,246  (8)        3.3%
   Chief Financial Officer, Treasurer,
   Secretary and Director
Barry C. Lescher                                    108,654  (9)        0.7%
   Assistant Secretary and Director
John F. Slevin                                      764,000  (10)       4.6%
   Director
John A. Strand III                                  175,000  (11)       1.1%
   Acting President of TTC
Oz Pedde                                             20,000  (12)       0.1%
   Director
John R. Snedegar                                     20,000  (12)       0.1%
   Director
Martin R. Walsh                                      20,000  (12)       0.1%
   Director
Executive officers and Directors
   as a group (11 beneficial owners)              9,310,017  (13)      49.2%

(1) Based on 16,203,537 shares of Common Stock outstanding as of December 31, 1998 (which includes full conversion of the 3,500,000 shares of Preferred Stock outstanding as of December 31, 1998 at the rate of 1 for 1) plus shares of Common Stock that may be acquired by the indicated person pursuant to any options and warrants exercisable within 60 days. Beneficial ownership is determined in accordance with the rules of the SEC. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of the other stockholders or groups of stockholders.

(2) Includes 4,384,450 shares of Common Stock, 480,000 shares of Preferred Stock and 327,500 shares of Common Stock issuable upon the exercise of warrants.

(3) Includes 1,479,167 shares of Common Stock, 10,000 shares of Preferred Stock and 5,000 shares of Common Stock issuable upon exercise of warrants.

(4) Includes 132,500 shares of Common Stock issuable pursuant to stock options exercisable within 60 days and all shares owned by HHL, of which Mr. Becker, the Company's Chairman, is the principal shareholder.

(5) Includes 141,250 shares of Common Stock issuable pursuant to stock options exercisable within 60 days and all shares owned by the Sledge Family Trust, of which Mr. Sledge is trustee and a beneficiary.

(6) Includes 141,250 shares of Common Stock issuable pursuant to stock options exercisable within 60 days and 500,000 shares of Common Stock issuable upon exercise of warrants.

(7) Includes 50,000 shares of Common Stock issuable pursuant to stock options exercisable within 60 days.

(8) Includes 450,000 shares of Common Stock issuable upon exercise of warrants and 101,246 shares of Common Stock issuable pursuant to stock options exercisable within 60 days.

(9) Includes 108,654 shares of Common Stock issuable pursuant to stock options exercisable within 60 days.

(10) Includes 10,000 shares of Common Stock, 30,000 shares of Preferred Stock, 168,500 shares of Common Stock issuable upon exercise of warrants, 40,000 shares of Common Stock issuable pursuant to stock options exercisable within 60 days, all personally owned by Mr. Slevin. Also includes 200,000 shares of Common Stock and 315,500 shares of Common Stock issuable pursuant to warrants that are owned by Comdisco, for which Mr. Slevin serves as Chairman and CEO.

(11) Includes 175,000 shares of Common Stock issuable pursuant to stock options exercisable within 60 days.

(12) Includes 20,000 shares of Common Stock issuable pursuant to stock options exercisable within 60 days.

(13) Includes 6,073,617 shares of Common Stock, 520,000 shares of Preferred Stock, 1,766,500 shares issuable upon the exercise of warrants and 949,900 shares issuable pursuant to options exercisable within 60 days.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1998, the Company contracted Telemetrix Resource Group Limited (TRG) to provide billing processing and consulting services. Hartford is the principal owner of TRG and is controlled by the Chairman of the Board of Directors of the Company. In 1998, TRG billed the Company approximately $458,000 for these services. TRG continued to provide such services on an ongoing basis in 1999. Additionally, in February 1999, the Company and TRG entered into a letter of intent to purchase a billing software license for approximately $2.5 million. In March 1999, the Company advanced $250,000 to TRG which represents 10% of the software license fee. This is refundable, less outstanding fees for any services rendered.

         In August 1998, the Company loaned $400,000 to Mr. Harmon for the purchase of a home upon his permanent relocation to Illinois, in accordance with Mr. Harmon's employment agreement. Mr. Harmon gave the Company a seven year promissory note at 7% interest, collateralized by a junior mortgage on Mr. Harmon's home.

         In August 1998, the Company also loaned $235,340 to Mr. McLaughlin, who gave the Company a six month promissory note at 18% interest. Mr. McLaughlin repaid this note in November 1998. If Mr. McLaughlin defaults on this note, then the Company may setoff unpaid amounts against the amounts to be paid under Mr. McLaughlin's employment contract. While this note is not secured, the Company believes its potential setoff rights exceed the amount of the note.

         On June 2, 1998, the Company issued to Mr. Slevin, a Director of TeleHub and President and CEO of Comdisco, a warrant to purchase 100,000 shares of Common Stock for $12.50 per share, exercisable until the later of ten years after issuance or five years after an initial public offering.

         On May 13, 1998, Mr. Harmon sold warrants to purchase 150,000 shares of Common Stock, with an exercise price of $7.50, for $4.91 per warrant to three individuals, including Mr. Slevin who purchased warrants for 50,000 shares of Common Stock.

         In May 1998, the Company received a $12 million Bridge Loan from Comdisco. The Bridge Loan was collateralized by all of the Company's intangible property, including VASP(TM). Comdisco also received a warrant to purchase 240,000 shares of Common Stock for $10.00 per share, exercisable until May 5, 2005. The Company repaid this Bridge Loan, including approximately $98,600 of accrued interest, from the proceeds of the Initial Note Offering.

         In March 1998, the Company granted to Mr. Martin Walsh, a Director, a warrant to purchase 15,000 shares of Common Stock for $10.00 per share, exercisable until March 4, 2001. Later in March 1998, Mr. Walsh joined TeleHub's Board.

         In February 1998, the Company loaned $112,029 to Mr. Swinburne, TNS's President. Mr. Swinburne gave the Company an unsecured, non-interest bearing promissory note in exchange for the loan. In May 1998 Mr. Swinburne repaid this loan.

         In December 1997, Comdisco received a warrant to purchase 5,500 shares of Common Stock at a price of $10.00 per share, exercisable at the earlier of seven years after issuance or two years after an initial public offering of the Company's capital stock. Mr. Wheatley, a Comdisco executive, also received a warrant to purchase 1,750 shares of Common Stock at a price of $7.50 per share.

         In the Fall 1997 Offering, Mr. Slevin purchased one unit (10,000 shares of Common Stock and warrants to purchase 3,500 shares of Common Stock) and Comdisco purchased 20 units (200,000 shares of Common Stock and 70,000 warrants to purchase Common Stock).

         In November 1997, the Company loaned $250,000 to Mr. Harmon, its CFO and a Director. Mr. Harmon gave the Company a promissory note bearing interest at 1% over the prime rate, secured by warrants to purchase 150,000 shares of Common Stock at $7.50 per share. Mr. Harmon repaid this loan in May 1998.

         In the Spring 1997 Offering, Mr. Slevin purchased 1.5 units (30,000 shares of Preferred Stock and warrants to purchase 5,000 shares of Common Stock). See "Security Ownership of Certain Beneficial Owners and Management."

         In April 1997, the Company entered into an equipment lease financing facility with Comdisco. As of March 31, 1998, the Company had utilized four installments of this facility for a total of $6,156,407. These installments have quarterly lease rate factors ranging from 8 1/2% to 9 1/2%, have terms of 3 to 4 years, have aggregate quarterly payments of approximately $460,000 and a repurchase option for fair market value at the end of the term.

         In December 1996, HHL agreed to provide a bridge loan of up to $1.0 million to the Company with an interest rate of 17% per annum. The Company repaid the principal and accrued interest on this loan in March 1997 from the net proceeds of the Spring 1997 Offering. Concurrently, the Company issued to HHL 134,450 additional shares of Common Stock pursuant to the terms of obligations owed by the Company to HHL, including the bridge loan and the Indemnification Obligation (as defined). In connection with the issuance of these shares, the Company accepted a note from HHL for $40,000 which was subsequently paid.

         During 1996, HHL provided consulting services to the Company with a value of $169,000, which the Company paid through the Spring 1997 Offering issuance of 33,800 shares of Preferred Stock. HHL is the Company's largest shareholder and Mr. William Becker, the Company's Chairman, is a principal and the primary shareholder of HHL. The Company also has a consulting agreement with International Telecommunications Consultants, an affiliate of HHL. This agreement provides for a $175,000 annual consulting fee. The Company has been informed that HHL is in preliminary negotiations for a business transaction involving the Australasian joint venture partner. See "Business-TTC Customer Relationships." HHL is also a client of Watson & Associates, an affiliate of Director Oz Pedde.

         During 1996, the Company agreed to indemnify HHL (the "Indemnification Obligation") from any claims and liabilities that might be incurred by HHL through its efforts to assist in the placement of $3.0 million of securities of Cam-Net Communications Network Inc. ("Cam-Net"), a Canadian company which proposed merging with the Company. Parties unrelated to HHL had advanced $600,000 on a private placement of securities of Cam-Net. When the proposed merger was terminated, the securities offering by Cam-Net was also canceled, and HHL was required to repay $600,000 pursuant to its arrangement with the advancing party. The Company fulfilled its Indemnification Obligation to HHL by issuing 120,000 shares of Preferred Stock and 60,000 warrants to purchase Common Stock at $7.50 per share in the Spring 1997 Offering.

         In January 1996, Roseville Computer Projects Ltd. ("Roseville") contributed software to the Company in exchange for 151 shares of capital stock of TNS. In March 1996, Roseville assigned all right, title and interest in the VASPJ software to TNS in exchange for an additional 274 shares of capital stock of TNS. In January 1997, Roseville exchanged all of its TNS shares for 4,250,000 shares of TeleHub Common Stock. In July 1997, Roseville sold its network databases and libraries and assigned all associated right, title and interest to the Company for $485,000, of which $200,000 was paid in August 1997 and the $285,000 balance of which, plus interest at the rate of 12% per annum, was paid in January 1998. A Roseville subsidiary provided consulting services (primarily maintenance of the network data bases and libraries) to the Company for a $20,000 monthly fee. The Roseville subsidiary received a total of $325,000 under this consulting arrangement, which was terminated on January 1, 1998.

         During 1996, the Company contracted for software development services with Access Point Communications Corporation ("APCC"), an entity controlled by Mr. McLaughlin, a Director and the CTO of TTC. The Company paid APCC $974,915 for these services during 1996, and also reimbursed APCC $36,309 for operating expenses advanced by APCC. The Company also incurred $550,000 in management fees to APCC for services provided by Messrs. McLaughlin and Lescher and other TNS principals and for network library maintenance fees. Of the $974,915 paid to APCC, a subsidiary of Roseville received $300,000 as a subcontractor to APCC. The Company's relationship with APCC terminated at the end of 1996, at which time Messrs. McLaughlin and Lescher became full-time Company employees.

         HHL and the Sledge Family Trust (the "Trust"), significant Company shareholders, advanced initial funding for development of the Company's business. Mr. Donald Sledge, the Company's Vice Chairman, CEO and President, is a trustee and beneficiary of the Trust. During 1996, HHL loaned the Company $1,350,000, evidenced by two 7.5% promissory notes, and $411,243, evidenced by a 12% promissory note, and the Trust made a $50,000 loan to the Company, evidenced by a 7.5% promissory note. Concurrently with the Spring 1997 Offering, HHL exchanged the promissory notes, related accrued interest, the Indemnification Obligation and accounts payable balances totaling $2.4 million for 480,000 shares of Preferred Stock and the Trust exchanged its $50,000 promissory note for 10,000 shares of Preferred Stock. In conjunction with the exchange, HHL and the Trust also received warrants to purchase, respectively, 240,000 and 5,000 shares of Common Stock at $7.50 per share.

         The Company believes that all of these transactions were on terms no less favorable to the Company than it could have obtained in transactions with unrelated third parties.

         proceeding arising from such person's actions or inaction's as a director, officer or agent. Such indemnification includes reimbursement of expenses incurred by such person in advance of such legal proceeding.

         The Company will report to the holders of the Notes and to the IRS the amount of any "reportable payments" for each calendar year and the amount of tax withheld, if any, with respect to payments on the Notes.

                                POWER OF ATTORNEY
         The Registrants and each person whose signature to this Annual Report on Form 10-K appears below hereby authorizes John R. Lawson, with full power of substitution, to file one or more amendments, which amendments may make such changes he deems appropriate, and the Registrants and each such person hereby appoints John R. Lawson as attorney-in-fact with full power to act alone, to execute, in the name and on behalf of the Registrants and each such person, individually and in such capacity stated below, and any such amendments.

                                   SIGNATURES
         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, Registrants have duly caused this Annual Report to be signed on its behalf by the undersigned officer, thereunto duly authorized, in the City of Gurnee, Illinois.
                                         TELEHUB COMMUNICATIONS CORPORATION
                                         TELEHUB NETWORK SERVICES CORPORATION
                                         TELEHUB TECHNOLOGIES CORPORATION
                                         TELEHUB LEASING CORPORATION

March 31, 1999                         By:  /s/ JOHN R. LAWSON
                                           -----------------------------------
                                              John R. Lawson, Chief Financial
                                              Officer of each Registrant

         Pursuant to the requirements of the Securities Act, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                                     Title                                       Date
         ---------                                     -----                                       ----

  /s/ WILLIAM W. BECKER           Chairman of the Board of Directors of                        March 31, 1999
------------------------------    TeleHub Communications Corporation ("TeleHub"),
    William W. Becker             Director  of  TeleHub  Network  Services
                                  Corporation   ("TNS"),   &  Director  of
                                  TeleHub Technologies Corporation ("TTC")


  /s/ DONALD H. SLEDGE            Vice-Chairman, Chief Executive Officer of TeleHub,           March 31, 1999
------------------------------    Director of TeleHub, TNS & TTC
    Donald H. Sledge              and sole director of TeleHub Leasing Corporation ("TLC")


   /s/ JOHN R. LAWSON             Chief Financial Officer, Treasurer, corporate Secretary      March 31, 1999
------------------------------    & Principal Accounting Officer of each Registrant
     John R. Lawson

/s/ MICHAEL G. MCLAUGHLIN         Director of TeleHub & TNS                                    March 31, 1999
------------------------------
  Michael G. McLaughlin

  /s/ BARRY C. LESCHER            Director of TeleHub                                          March 31, 1999
------------------------------
         Barry C. Lescher

   /s/ JOHN F. SLEVIN             Director of TeleHub & TNS                                    March 31, 1999
------------------------------
     John F. Slevin

      /s/ OZ PEDDE                Director of TeleHub                                          March 31, 1999
------------------------------
        Oz Pedde

  /s/ JOHN R. SNEDEGAR            Director of TeleHub                                          March 31, 1999
------------------------------
    John R. Snedegar

  /s/ MARTIN R. WALSH             Director of TeleHub                                          March 31, 1999
------------------------------
   Martin R. Walsh


                                     PART IV

Item 14.      Exhibits and Financial Statement Schedules

14(a)(1)      Financial  Statements.   The  following   consolidated   financial
              statements of the Company are filed under Item 8 of this Report, beginning on page F-1 of this Report.

                  Report of Independent Accountants

                  Consolidated Balance Sheets

                  Consolidated Statements of Operations

                  Consolidated Statement of Stockholders' Equity (Deficit)

                  Consolidated Statements of Cash Flows

                  Notes to Consolidated Financial Statements

              The following consolidated financial statements do not include separate financial statements of the Company's Subsidiaries (TeleHub Network Services, TeleHub Technology Corporation and TeleHub Leasing Corporation) as management has determined that they would not be material to investors. This determination is based on the fact that (I) the parent company has no operations or significant assets other than its investments in its subsidiaries,
              (ii) the guarantor subsidiaries are wholly owned, (iii) the subsidiaries' guarantee of the parent company's debt are full, unconditional, joint and several, (iv) the operations of the sole non-guarantor in which the Company holds a minority interest are immaterial to the consolidated financial statements; and (v) segment information is presented in note 16 to the following consolidated financial statements.

14(a)(2) Financial Statement Schedules. The following financial statement schedules of the Company for the period January 18, 1996 (inception) to December 31, 1996, and the two years ended December 31, 1997 and 1998, are included in this Annual Report on SEC Form 10-K, as required by Item 14(d):

              Report of Independent Accountants on Financial Statement Schedule

              Schedules not listed above were omitted because the information to be set forth therein is not applicable or is shown in the financial statements or accompanying notes.

14(a)(3)      List of Exhibits

     (1) Underwriting Agreement. No Exhibit Required.

     (2) Plan  of  Acquisition,  Reorganization,   Arrangement,  Liquidation  or
          Succession. None.

     (3) Corporate Organization.

         A. TeleHub Communications Corporation

(a)          (3.A.1) Articles of Incorporation filed with the  Nevada  Secretary of State on September 26, 1998.

(a)          (3.A.2) Certificate  of   Designation  for  Series  A   Convertible
                     Preferred Shares filed with the Nevada Secretary of State on January 31, 1997.

(a)          (3.A.3) Bylaws

     (4) Instruments defining the rights of security holders

(a) (4.1) Indenture dated July 30, 1998, between Registrant, Subsidiaries and State Street Bank ("Bank").

(a)      (4.2)    Forms of Series A/B Senior Discount Note due 2008 (included in
                  Exhibit 4.1).

(a)      (4.3)    Form of Subsidiary Guarantees (included in Exhibit 4.1).

(a)      (4.4)    Registration Rights Agreement  dated July 30, 1998, among  the
                  Registrant,   Subsidiaries  and   BancBoston  Securities  Inc.
                  ("BSI")

      (5)Letter regarding Legality. No Exhibit Required

      (6)No Exhibit

      (7) No Exhibit Required

      (8)Opinion regarding Tax Matters. No Exhibit Required

      (9)  Voting Trust Agreement. None

      (10)  Material Contracts.

(a) (10.1) Purchase Agreement dated July 27, 1998, by and among Registrant, Subsidiaries and BSI.

(a)      (10.2) Warrant  Agreement  dated  as of March  11,  1998  b etween  the
                Registrant, Subsidiaries and Bank.

(a)      (10.3) Warrant  Registration Rights Agreement dated July 30, 1998 among
                Registrant, Subsidiaries & BSI.

(a)      (10.4) Sales  Agreement,  dated as of October 31, 1997,  by and between
                Newbridge   Networks   Corporation  and   the   TeleHub  Network
                Services Corporation.

(a)      (10.5) Equipment  Lease,  dated as of November 11, 1996, by and between
                DSC Finance Corporation and the Company.

(a)      (10.6) Loan and  Security  Agreement,  dated as of May 5, 1998,  by and between Comdisco, Inc. and the Company.

(a)      (10.7) The Company's 1997 Stock Option Plan

(a)      (10.8) Form of Incentive Stock Option Certificate

(a)      (10.9) Form of Non-statutory Stock Option Certificate

(a)      (10.10) Employment  Agreement between  Registrant and Donald H  Sledge dated January 2, 1997.

(a)      (10.11) Employment  Agreement between Registrant and Michael McLaughlin dated January 2, 1997.

(a)      (10.12) Employment  Agreement  between Registrant and Richard M. Harmon dated May 4, 1998, as amended.

(a)      (10.13) Employment   Agreement  between TNS and Herb  Swinburne,  dated
                January 1, 1998.

(a)      (10.14) Consulting Agreement, dated January 2, 1997, between Registrant and International Telecom Consulting, Inc.

(a)      (10.15) Loan  Agreement,  dated   August 26, 1996 by and  between  TNS,
                Hartford Holdings Ltd ("HHL"), and Donald H. Sledge.

(a)      (10.16) Bridge Loan Agreement,  dated December 10, 1996, by and between
                TNS and HHL.

(a)      (10.17) Reimbursement & Assignment of Recovery dated November 30, 1996, among TNS, Hartford Holding Ltd. and Dovedale Investments Ltd.

(a)      (10.18) Promissory  Note   dated  February   13,  1998,  for  C$157,500
                (US$112,029) by Mr. Swinburne to Registrant.

(a)      (10.19) Secured  Promissory  Note,  dated  November 1997 by  Richard M.
                Harmon to Registrant for $250,000, due November 1999.

(a)      (10.20)  Employment  Agreement between TNS and Timothy Chandler,  dated
                April 17, 1997.

(a)      (10.21)  Employment  Agreement  between  TNS and Barry  Lescher,  dated
                January 1, 1997.

(a)      (10.22) Loan   Agreement  between  Registrant  and  Richard M.  Harmon,
                dated August 7, 1998.

(a)      (10.23) Promissory Note, dated August 7, 1998, by  Richard M. Harmon to
                Registrant for $400,000, due September 1, 2005.

(a)      (10.24) Promissory Note, dated August 7, 1998, by Michael G. McLaughlin to Registrant for $235,340, due February 19, 1999.

(a)      (10.25) Telecommunications  Service  Agreement  between  TNS and Comtel
                International Corporation, dated March 19, 1998.

(a)      (10.26) Telecommunications  Service  Agreement  between  TNS and Global
                Telephone Corporation, dated April 13, 1998.

(a)      (10.27) Telecommunications  Service Agreement between TNS and  American
                Telephone Network LLC, dated July 8, 1998.

(a)      (10.28)  Amendment  I,  dated  October 8, 1997,  to  Agreement  between
                Registrant and Worldcom, Inc., together with Worldcom Agreement for Worldcom ATM Services dated October 23, 1996 and with Amendment II dated June 18, 1998. Certain portions of Amendment I are omitted based upon the Commission's order granting confidential treatment. The omitted portions were separately filed with the U.S. Securities and Exchange Commission.

(a)      (10.29)[Transcend]  Telecommunications  Services Agreement, dated July
                14, 1997, between Registrant and Worldcom Network Services, Inc.

(a)      (10.30)  Transcend  Program  Enrollment  Terms,  dated  August 8, 1997, between Registrant and Worldcom Network Services, Inc. Certain portions of this exhibit are omitted based upon the Commission's order granting confidential treatment. The omitted portions were separately filed with the U.S. Securities and Exchange Commission.

(a)      (10.31) Transcend  Service  Schedule,  dated  August 8, 1997,   between
                Registrant and Worldcom Network Services, Inc. Certain portions of this exhibit are omitted based upon the Commission's order granting confidential treatment. The omitted portions were separately filed with the U.S. Securities and Exchange Commission.

(a)      (10.32) Amendment  No. 2, dated  April 1, 1998,  to  Transcend  Program
                Enrollment Terms. Certain portions of this exhibit are omitted based upon the Commission's order granting confidential treatment. The omitted portions were separately filed with the U.S. Securities and Exchange Commission.

(a)      (10.33) Collocate  Agreement,  dated April 3, 1998,  between Registrant and Worldcom Network Services, Inc.

(a)      (10.34) License Agreement,  dated December 24, 1997, between Registrant and Newbridge Networks Corporation, together with Addendum #1 dated March 1, 1998.

(a)      (10.35) Employment  Agreement  between   TCC,  TTC   and  John  Strand,
                effective October 1, 1998.

(a)      (10.36) Employment Agreement between TCC, TNS and John R. Lawson, dated
                July 3, 1997, with Addendum dated September 23, 1998, and Amendment effective January 25, 1999.


       (11) Statement regarding Computation of Per Share Earnings. None.

(c)    (12) Statement regarding Computation of Ratios.

       (13) Annual Report to Security Holders. None.

       (14) Material Foreign Patents. None.

       (15) Letter regarding Unaudited Interim Financial Information. No Exhibit Required

       (16) Letter regarding Change in Certifying Accountant. None.

       (17) Letter regarding Director Resignation. None

       (18) Letter regarding Change in Accounting Principles. None

       (19) Report furnished to Security Holders. No Exhibit Required.

       (20) Other Documents or Statements to Security Holders.
            No Exhibit Required.

(a)    (21) Subsidiaries of Registrant.

       (22) Published Report regarding Matters Submitted to Vote of Security Holders. None

       (24) Power of Attorney.
(c)      (24.1)   Power of Attorney for Officers and Directors of Company
                  Signature Page to this Annual Report).

(b)    (25)       Statement of Eligibility of Trustee. No Exhibit Required

       (26)       Invitation for Competitive Bids. No Exhibit Required.

(c)    (27)       Financial Data Schedule.

       (28) Information from Reports Furnished to State Insurance Regulatory Authorities. None.

      (99)        Other Exhibits.
(a)      (99.1)   Proposed  Form  of  Letter  of  Transmittal  with  respect  to
                  Exchange Offer.

(a)      (99.2)   Proposed Form of Notice of Guaranteed Delivery.

(a)      (99.3)   Proposed Form of Exchange Agent Agreement.
-----------------------------
(a) Previously filed and incorporated by reference to Company's Registration Statement on SEC Form S-4 (333-61441) as filed August 13, 1998, as amended October 13, 1998, as further amended November 12, 1998, and as further amended December 7, 1998.
(b)      Filed with Company's Current Report on SEC Form 8-K  as  filed  January
         25, 1999.
(c) Filed with this Annual Report on SEC Form 10-K for the year ended December 31, 1998.


14(b) Reports on Form 8-K. A Current Report on Form 8-K was filed January 25, 1999, reporting "Item 5: Other Events" (i.e., the resignation of the Company's Chief Financial Officer and appointment of the Company's new Chief Financial Officer). No financial statements were filed.

14(c)    Exhibits.  The exhibits required by this  Item 14(c) are  listed  under
         Item 14(a)(3).

14(d) Financial Statement Schedules. Schedules not listed above were omitted because the information to be set forth therein is not applicable or is shown in the financial statements or accompanying notes.



     SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS FILED  PURSUANT TO
     SECTION 15(d) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT.

(a)      Annual Reports to Shareholders and Proxy Information

         (1) Registrants have not sent to security holders any annual report covering the Registrants' last fiscal year.

         (2) Under separate covers, four copies of TeleHub's Notice of Annual Meeting of Shareholders (held on August 24, 1998) and accompanying form of proxy and proxy soliciting material are being furnished to the Commission for its information.

(b) Copies furnished to Commission are not deemed "filed" with the Commission.

(c) Annual Reports and Proxy Information subsequently sent to shareholders Registrants will furnish the Commission with copies of any annual report or proxy materials when such materials are security holders.

                TELEHUB COMMUNICATIONS CORPORATION & SUBSIDIARIES
                         (COMMISSION FILE NO. 333-61441)
     ANNUAL REPORT ON SEC FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1998


                 INDEX TO EXHIBITS FILED WITH THIS ANNUAL REPORT


Exhibt                                                                      Page
--------------------------------------------------------------------------------
 (24) Power of Attorney.

         (24.1)   Power of Attorney for Officers and Directors
                  of Company (Signature Page to this Annual Report)......... 60

(27)  Financial Data Schedule.............................................. E-1

Schedule II
Valuation and qualifying Accounts for years ended December 31, 1997 and 1998.

                                                         Additions
                                        Balance at     Charged to    Deductions
                                         Beginning      Costs and     Accounts       Balance at
Description                              of Period      Expenses     Written Off   End of Period
-----------                              ---------      --------     -----------   -------------
1998
   Allowance for doubtful accounts:          -         $1,058,396         -          $1,058,396
   Valuation allowance against
     net deferred tax assets             9,220,000     24,920,000         -          34,140,000
1997                                                                                     -
   Allowance for doubtful accounts:          -              -             -              -
   Valuation allowance against
     net deferred tax assets               640,000      8,580,000         -          9,220,000

