Form 10-Q
period 1999-03-31
TELEHUB COMMUNICATIONS CORP
filed 1999-05-14
CIK 1035418

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                    FORM 10-Q
                 Quarterly Report pursuant to Section 13 of the
                     Securities Exchange Act of 1934 for the
                      quarterly period ended March 31, 1999



                       TELEHUB COMMUNICATIONS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

      Nevada                       333-61441                  36-413-6730
  (Jurisdiction                   (Commission              (I.R.S. Employer
of incorporation)                 File Number)           Identification Number)


                                 CO-REGISTRANTS
                                 --------------
                      TeleHub Network Services Corporation
                        TeleHub Technologies Corporation
                           TeleHub Leasing Corporation
          (Exact Name of Co-Registrants as Specified in their Charters)

     Illinois                      333-61441                  36-406-6622
      Nevada                       333-61441                  36-421-3797
      Nevada                       333-61441                  36-335-3108
  (Jurisdiction                   (Commission              (I.R.S. Employer
of incorporation)                 File Number)           Identification Number)



                     John R. Lawson, Chief Financial Officer
                       TeleHub Communications Corporation
                        1375 Tri-State Parkway, Suite 250
                             Gurnee, Illinois 60031
                                 1 (800) TELEHUB
                (Address, including zip code, & telephone number,
                  of Registrants' principal executive offices)


Indicate by check mark whether the Registrants:     Yes   X      No
                                                        -----        ------

   (1) have filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

   (2)   has been subject to such filing requirements for the past 90 days.


On March 31, 1999, the Registrant had 13,033,712 issued and outstanding common shares.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)



                         TABLE OF CONTENTS FOR FORM 10-Q

                                                                          Page
                                                                          ----

                         PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements............................................ 3

           Consolidated Balance Sheets......................................3
           Consolidated Statements of Operations............................4
           Consolidated Statements of Cash Flows............................5
           Notes to Consolidated Financial Statements.......................6
Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................7


                           PART II - OTHER INFORMATION
Item 1.    Legal Proceedings...............................................14

Item 2.    Changes in Securities...........................................14

Item 3.    Defaults Upon Senior Securities.................................14

Item 4.    Submission of Matters to a Vote of Security Holders.............15

Item 5.    Other Information...............................................15

Item 6.    Exhibits and Reports on Form 8-K................................15


SIGNATURE..................................................................16

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)



NOTE CONCERNING FORWARD-LOOKING INFORMATION. Some of the information in this Report contains forward-looking statements that involve substantial risks and uncertainties that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words identify such statements. Investors should read statements that contain these words carefully because they: (1) discuss the Registrants' future expectations; (2) contain projections of the Registrants' future results of operations or of its financial condition; or (3) state other "forward-looking" information. The Registrants believe that it is important to communicate such future expectations to its investors. However, there may be events in the future that the Registrants have not accurately predicted or over which the Registrants have no control. These events may include the Registrants' limited operating history and uncertainty as to the Registrants' future profitability; uncertainty as to the Registrants' ability to meet business targets and budgets and to develop and implement operational, sales and marketing and financial systems to manage rapidly growing operations; competition from other participants in the highly competitive telecommunications industry; uncertainty as to the Registrants' ability to obtain financing on acceptable terms to finance its business strategy; uncertainty as to the Registrants' ability to obtain and protect intellectual property rights or to develop proprietary products that will receive intellectual property protection; the possibility that technological developments may adversely affect the commercial viability of the Registrants' VASP(TM) technology and the Registrants' other products; unanticipated regulatory changes that may change the competitive environment to the Registrants' detriment; the Registrants' efforts to address Year 2000 issues. Cautionary language in this report provides examples of risks, uncertainties and events that may cause the Registrants' actual results to differ materially from the expectations described in the forward-looking statements of this Report. Occurrence of the events described in this Report could have a material adverse effect on the Registrants' business, operating results and financial condition.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


                           CONSOLIDATED BALANCE SHEETS
            (Information as of and relating to the three months ended
                     March 31, 1998 and 1999, is unaudited)

                       TELEHUB COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                           December 31,              March 31,
                                                                1998                   1999
                                                         ---------------         ---------------
                                                                                    (unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents                            $    36,727,589         $    10,563,457
    Restricted cash                                              416,321                 314,951
    Accounts receivable, net of allowance for
       doubtful accounts of $1,093,594 and
       $1,266,623 in 1998 and 1999, respectively               3,114,053               6,286,645
    Prepayments on leases                                        905,268                 905,268
    Debt issuance costs                                          874,338                 868,767
    Other assets                                                 983,516               1,610,024
                                                         ---------------         ---------------
           Total current assets                               43,021,085              20,549,112
Property and equipment, net                                   21,062,255              23,656,952
Prepayments on leases                                          1,044,085                 807,469
Debt issuance costs                                            4,874,105               4,626,272
Other assets                                                     408,246                 405,945
                                                         ---------------         ---------------
           Total assets                                  $    70,409,776         $    50,045,750
                                                         ===============         ===============

                     Liabilities and Stockholders (Deficit)
Current liabilities:
    Accounts payable                                     $     5,802,730         $     7,522,389
    Accrued liabilities                                        4,500,579               5,319,065
    Current portion--capital lease obligations                 2,393,015               2,620,367
    Current portion--long-term debt                              281,116                 292,872
    Deferred gain on sale/leaseback                               24,477                  29,630
                                                         ---------------         ---------------
          Total current liabilities                           13,001,917              15,784,323
Capital lease obligations                                      8,274,635               8,335,353
Other long-term debt                                          67,885,960              71,636,670
Accrued liabilities                                            2,893,850               2,877,955
Deferred gain on sale/leaseback                                   29,630                  18,358
                                                         ---------------         ---------------
          Total liabilities                                   92,085,992              98,652,659
                                                         ---------------         ---------------
Stockholders' equity (deficit):
  Convertible preferred stock, $.001 par value;
     100,000,000 shares authorized;
     4,000,000 shares designated as Series A;
     3,500,000 shares issued and
     outstanding at December 31, 1998
     and March 31, 1999
     liquidation preference $17,500,000                            3,500                   3,500
  Common stock, $.001 par value;
     100,000,000 shares authorized;
     12,703,537 and 13,033,712 shares
     issued and outstanding at
     December 31, 1998 and
     March 31, 1999 respectively                                  12,704                  13,034
Common stock warrants                                         27,246,651              27,246,651
Additional paid-in capital                                    40,105,733              43,741,370
Note receivable--stockholder                                    (400,000)             (2,062,170)
Deferred compensation                                           (118,422)                (88,817)
Accumulated deficit                                          (88,526,382)           (117,460,477)
                                                         ---------------         ---------------
         Total stockholders' (deficit)                       (21,676,216)            (48,606,909)
                                                         ---------------         ---------------
         Total liabilities and stockholders' equity      $    70,409,776         $    50,045,750
                                                         ===============         ===============


The accompanying notes are an integral part of these consolidated financial statements.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            (Information as of and relating to the three months ended
                     March 31, 1998 and 1999, is unaudited)

                       TELEHUB COMMUNICATIONS CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                                      Three Months Ended
                                                            ----------------------------------------
                                                                March 31,               March 31,
                                                                  1998                     1999
                                                            ---------------          ---------------

Revenues:
   Telecommunications services                              $         6,601          $     5,767,631
   Licenses                                                       3,000,000                      -
                                                            ---------------          ---------------
                                                                  3,006,601                5,767,631
                                                            ---------------          ---------------

Operating expenses:
   Operations                                                     5,925,704               19,160,325
   General and administrative                                     1,268,449                3,337,023
   Research and development                                       1,734,994                4,095,265
   Sales and marketing                                              244,680                2,725,542
   Depreciation and amortization                                  1,025,356                1,476,662
                                                            ---------------          ---------------
               Total operating expenses                          10,199,183               30,794,817
                                                            ---------------          ---------------
Operating loss                                                   (7,192,582)             (25,027,186)
                                                            ---------------          ---------------
Other income (expense):
   Amortization of debt discount                                        -                   (795,024)
   Interest expense                                                (299,480)              (3,500,810)
   Interest income                                                   97,132                  335,269
   Other income                                                       1,005                   53,656
                                                            ---------------          ---------------
               Net loss                                     $    (7,393,925)         $   (28,934,095)
                                                            ===============          ===============
Basic and diluted loss per share                            $         (0.59)         $         (2.24)
                                                            ===============          ===============
Weighted average shares outstanding used in
    per share calculations basic and diluted                     12,634,450               12,892,614
                                                            ===============          ===============








The accompanying notes are an integral part of these consolidated financial statements.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            (Information as of and relating to the three months ended
               March 31, 1997, 1998 and 1999, and the period from
          January 18, 1996 (inception) to March 31, 1996, is unaudited)

                       TELEHUB COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                  Three Months Ended
                                                                            ---------------------------------
                                                                              March 31,            March 31,
                                                                                 1998                1999
                                                                            -------------      --------------
Cash flows from operations
       Net Loss                                                             $  (7,393,925)     $  (28,934,095)
       Adjustments to reconcile net loss to net cash
          used in operating activities
          Depreciation and amortization                                         1,025,356           1,476,662
          Provisions for bad debts                                                    -               173,029
          Amortization of debt issuance costs                                         -               217,196
          Amortization of deferred compensation                                    29,603           1,740,947
          Amortization of debt discount                                               -               795,024
          Accretion of debt                                                           -             3,033,461
          Other  non-cash  credits                                                (96,582)                -
          Changes in operating assets and liabilities:
           (Increase) decrease in assets:
              Accounts Receivable                                                     -            (3,345,621)
              Prepayments on leases                                               229,805             236,616
              Other Assets                                                        (66,253)           (624,207)
           Increase (decrease) in liabilities:
              Accounts Payable                                                  1,244,220           1,719,659
              Accrued liabilities                                                 340,646             802,592
              Deferred gain from sale and lease-back                               60,866              (6,119)
                                                                            -------------      --------------
              Net cash used in operating activities                            (4,626,264)        (22,714,856)

Cash flows from investing activities:
       Payments for property and equipment                                     (1,197,327)         (3,171,360)
       Proceeds from sale and lease-back of equipment                           1,000,971                 -
       Restricted cash                                                                -               101,370
                                                                            -------------      --------------
              Net cash used in investing activities                              (196,356)         (3,069,990)

Cash flows from financing activities:
       Proceeds from debt issue                                                       -                36,208
       Proceeds from issuance of common stock                                         -               262,455
       Payments on capital lease obligations and loans                           (528,064)           (677,949)
                                                                            -------------      --------------
               Net cash used in financing activities                             (528,064)           (379,286)
                                                                            -------------      --------------
Net decrease in cash and cash equivalents                                      (5,350,684)        (26,164,132)
Cash and cash equivalents balance - beginning of period                         9,380,320          36,727,589
                                                                            -------------      --------------
Cash and cash equivalents balance - end of period                           $   4,029,636      $   10,563,457
                                                                            =============      ==============




The accompanying notes are an integral part of these consolidated financial statements.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information as of and relating to the three months ended
                     March 31, 1998 and 1999, is unaudited)



1.  Basis of Presentation:

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the annual report on the Form 10-K of TeleHub Communications Corporation for the year ended December 31, 1998. The results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2.       Segment information:

         The Company operates in two business segments: (i) telecommunications software products; and (ii) telecommunications network services. The following table presents revenues and other financial information by business segment for the three months ended March 31, 1999 and 1998, respectively.

                                            Software Products   Network Services    Consolidated
                                            -----------------   ----------------    ------------
      THREE MONTHS ENDED MARCH 31, 1999
      Revenues                                            -           $5,767,630      $5,767,630
      Operating loss                                8,345,848         16,681,338      25,027,186
      Identifiable assets                           7,698,652         42,347,098      50,045,750
      Depreciation and amortization                   346,271          1,130,391       1,476,662
      Capital expenditures                          1,079,413          2,991,947       4,071,360

      THREE MONTHS ENDED MARCH 31, 1998
      Revenues                                     $3,000,000             $6,601      $3,006,601
      Operating loss                                    4,298          7,188,284       7,192,582
      Identifiable assets                           2,502,090         25,592,630      28,094,720
      Depreciation and amortization                   168,905            856,452       1,025,356
      Capital expenditures                            380,979            899,322       1,280,301

Identifiable assets are those assets used exclusively in the operations of each business segment, or which are allocated when used jointly. Virtually all of the Software Products revenues were generated from one customer.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


3.       Joint Venture Agreement:

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


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



Results of Operations

         The following table sets forth certain unaudited financial information from the Statements of Operations as a percentage of total revenues.


                                                       Three Months Ended,
                                                     -----------------------
                                                     March 31,     March 31,
  Statement of Operations Data:                        1998          1999
  -----------------------------                      ---------     ---------
  Revenue                                                 100%          100%
  Operating expenses other than depreciation
       And amortization                                   305%          508%
  Depreciation and amortization                            34%           26%
                                                     ---------     ---------
                   Total operating expenses               339%          534%
                                                     ---------     ---------
                   Operating loss                         239%          434%
                                                     ---------     ---------
  Amortization of debt discount                             0%           13%
  Interest  expense, net                                    7%           54%
  Other income (expense)                                    0%            1%
                                                     ---------     ---------
  Net loss                                                246%          502%
                                                     =========     =========

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)



  Comparison of Three Months Ended March 31, 1999 and March 31, 1998
  Revenue
         Revenue increased $2.8 million to $5.8 million from $3.0 million in the three months ended March 31, 1999 compared to the three ended March 31, 1998, respectively. TeleHub Network Services ("TNS") generated $5.8 million of revenue from network operations during the three months ended March 31, 1999. TTC recorded no revenue for the three months ended March 31, 1999. For the three months ended March 31, 1998, TTC accounted for the majority of the revenue when they licensed VASP(TM) software to Newbridge for $5.0 million, $3.0 million of which was recorded in 1998.

  Operating expenses
         Operating expenses increased $20.6 million to $30.8 million from $10.2 million for the three months ended March 31, 1999 and 1998, respectively. Monthly recurring network circuit costs, personnel costs, consulting fees, network equipment lease payments and depreciation expense increased by $8,858,000, $5,651,000, $2,284,000, $1,334,000 and $451,000, respectively.
Significant operating cost increases were necessary to expand the network to efficiently handle anticipated subscriber traffic, and to manage the financial and administrative aspects of the business. Increased personnel costs reflect an increase in employees from 125 as of March 31, 1998 to 257 as of March 31, 1999. All operating expenses are primarily variable and are expected to increase in future periods as revenue increases. Research and development expenses increased by $2.4 million to $4.1 million from $1.7 million for the three months ended March 31, 1999 and 1998, respectively. Research and development costs will increase in future periods to continue the development of the Company's product and service offerings.

         Total TNS operating expenses increased approximately $15.2 million to $22.4 million from $7.2 million for the three months ended March 31, 1999 and 1998, respectively. This increase related to the network and infrastructure expansion, which will allow for significant revenue growth in the future. Total TTC operating expenses increased approximately $5.3 million to $8.3 million from $3.0 million for the three months ended March 31, 1999 and 1998, respectively. This increase related to accelerated research and development efforts.

    Amortization of debt discount
         Amortization of debt discount for the three months ended March 31, 1999 amounted to $795,000 in connection with notes issued to the Company.

  Interest income (expense), net
         Net interest expense for the three months ended March 31, 1999 was $3.2 million as compared to $.2 million for the three months ended March 31, 1998. Gross interest expense increased approximately $3.5 million as a result of the Initial Note Offering. Interest income increased $ .2 million as a result of increased cash and equivalent balances available for short term investments.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)



  Net loss
         The Company reported a net loss of $28.9 million and $7.4 million for the three months ended March 31, 1999 and 1998, respectively. The Company has not recorded any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, the Company has recorded a valuation allowance against its total net deferred tax assets.


Liquidity and Capital Resources

         To date the Company has satisfied its cash requirements primarily through the sale of capital stock, the Initial Note Offering, lease financing and loans from affiliates. The Company's principal uses of cash are to fund working capital requirements and capital expenditures and to service its lease financing obligations.

For the three months ended March 31, 1999, net cash used in operations was $22.7 million primarily related to net losses and accounts receivable growth, offset by non-cash financing costs and increases in accounts payable and accrued expenses. Net cash used in investing activities was $3.1 million for the three months ended March 31, 1999. This related to capital expenditures for network equipment, computer software and facility expansion. Net cash provided by financing activities was $.4 million for the three months ended March 31, 1999, related to payments on capital leases and debt obligations offset by proceeds received from the exercise of employee stock options. The Company obtained additional capital lease financing of approximately $1 million during the three months ended March 31, 1999. Total payments on capital lease obligations and long-term debt were approximately $.7 million during the three months ended March 31, 1999. The Company is committed to make payments under various operating leases.


         The Company expects to incur additional operating losses through 1999. The Company believes that the net proceeds from the joint venture will be sufficient to meet anticipated cash needs for working capital and for the acquisition of capital equipment until the fourth quarter of 1999. Based upon anticipated sales terms and projections, the Company may be required to raise additional funds through a public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


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

         Identification. The task force is inventorying all technologies used in the Company's business. These technologies include hardware, software and embedded microchips. The task force will review both internal systems (including VASP(TM), information technology assets, equipment and other systems); and external systems (i.e., third-party manufactured products used by the Company, and issues with customers, vendors and suppliers).

         The task force has identified eight major areas (involving 71 different products) in which the Company utilizes third party hardware and software. Identification for the TNS network or its administrative and management systems has not been completed but targeted for September 1999.

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

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


         The task force assessed the Year 2000 compliance of third party hardware and software utilized in VASP(TM). Such assessment included contacting the vendor's representatives and examining technical document for the products. The task force has determined that, of the 71 different third party products, 43 products (60.6%) are Year 2000 compliant, 17 products (22.5%) are non-compliant, 7 products (9.9%) do not use date-sensitive data, and 4 products (5.6%) are still being assessed. More recent Year 2000 compliant versions are available for 15 of the non-compliant products, and compliant versions are under development for the other two non-compliant products. The task force expects to test under Year 2000 scenarios, identify the extent of any non-compliance and assess the possible financial consequences by October 1999.

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

         Implementation. After successfully completing remediation and testing, the Company will implement the Year 2000 ready technology. The Company expects to complete all implementations and be fully Year 2000 ready by September 30, 1999. However, the Company could encounter a significant internal or external Year 2000 issue which, if not remediated in a timely manner, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Contingency Planning.
         The Company will address contingency planning in the second quarter of 1999. The Company currently does not foresee extensive contingency planning efforts. Principal activities will include backing up all data bases and keeping the information systems department's schedule clear in January of 2000.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


    Costs.
         The Company believes that total costs for becoming 100% Year 2000 compatible will not be significant, less than $100,000. The Company believes that adequate resources have been allocated for this purpose and does not expect to incur significant expenditures to resolve Year 2000 issues. However, there can be no assurance that the Company will identify all Year 2000 problems in its systems in advance of their occurrence or that the Company can successfully remedy any problems that are discovered. Failure to achieve Year 2000 compatibility could disrupt operation of the network, or impact the Company's ability to bill or collect revenues. The expenses of the Company's efforts to address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could materially adversely affect the Company's business, prospects, operating results, financial condition and its ability to service and repay indebtedness, including the Notes. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 issues, which could cause fluctuations in the Company's revenues and operating profitability.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
              There are no pending legal proceedings against the Registrants.

Item 2.       Changes in Securities.
       (a)    Not Applicable.
       (b)    Not Applicable.
       (c) Issuance of Unregistered Securities. During the three months ended March 31, 1999, the Registrant issued a total of 330,175 common shares, options and warrants to purchase 732,500 common shares and no debt securities. None of those securities were sold in registered offerings and Registrant did not utilize an underwriter when issuing those securities. The following tables summarize all non-registered sales of securities during the three months ended March 31, 1999:

                               Equity Securities
Date         Title          Amount  Type of Issuance   Consideration  Exemption
----         -----          ------  ----------------   -------------  ---------
1/03/99   Common Shares    101,246  Option Exercise         $606,230   Sec. 4(2)
1/05/99   Common Shares     25,000  Option Exercise         $125,000   Sec. 4(2)
1/12/99   Common Shares      1,000  Option Exercise          $10,000   Sec. 4(2)
1/15/99   Common Shares     37,465  Option Exercise         $218,575   Sec. 4(2)
1/15/99   Common Shares     31,319  Option Exercise         $194,095   Sec. 4(2)
3/10/99   Common Shares      2,097  Option Exercise          $10,485   Sec. 4(2)
3/10/99   Common Shares     22,500  Option Exercise         $112,500   Sec. 4(2)
3/31/99   Common Shares    108,654  Option Exercise         $643,270   Sec. 4(2)
3/31/99   Common Shares        894  Option Exercise           $4,470   Sec. 4(2)


                 Options and Warrants to Purchase Common Shares
                        Shares                          Per Share
 Date       Title    Purchasable   Class of Holder    Exercise Price   Exemption
 ----       -----    -----------   ---------------    --------------   ---------
1/01/99    Options       252,500      Employees           $14.58       Sec. 4(2)
1/01/99    Options       180,000      Directors           $14.58       Sec. 4(2)
3/31/99    Warrant       300,000       Employee           $14.58       Sec. 4(2)


Item 3.       Defaults Upon Senior Securities.
       (a)    Not Applicable.
       (b)    Not Applicable.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


Item 4.       Submission of Matters to a Vote of Security Holders.
              No matters were submitted for a vote of Security Holders.

Item 5.       Other Information
              None.

Item 6.       Exhibits and Reports on Form 8-K.
       (a)    Exhibits.   No exhibits to are to be filed.
       (b) Reports on Form 8-K. During the three months ended March 31, 1999, Registrants filed the following Current Reports on SEC Form 8-K:

              (1) February 2, 1999: Reported the following events under Item 5 (Other Events):

                   (i) Richard M. Harmon's resignation as a director of TeleHub Communications Corporation ("TeleHub") and as an officer of each Registrant.

                   (ii) John R. Lawson's appointment as the Chief Financial Officer, Treasurer and corporate Secretary for each Registrant.

                   (iii) TeleHub's  completing  the exchange of all  outstanding
                         13.875% Series A Senior Discount Notes due 2005 for 13.875% Series B Senior Discount Notes due 2005.
                   No financial statements were filed with this Current Report on SEC Form 8-K.

              (2)  March 31, 1999: Reported the  following events  under  Item 5
                  (Other Events):
                   (i) The agreement to enter into strategic joint venture with Newbridge Networks Corporation for the purpose of developing and marketing the Registrants' call server technology.

                   (ii) Barry C. Lescher's resignation as a director of TeleHub and as an officer for Registrants.

                   No financial statements were filed with this Current Report on SEC Form 8-K.

                                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TELEHUB COMMUNICATIONS CORPORATION
                              TELEHUB NETWORK SERVICES CORPORATION
                              TELEHUB TECHNOLOGIES CORPORATION
                              TELEHUB LEASING CORPORATION

May 14, 1999                  By:      /s/ DONALD H. SLEDGE
                                    ------------------------------------------
                                    Donald H. Sledge, Chief Executive Officer
                                    of Registrants


May 14, 1999                  By:      /s/ JOHN R. LAWSON
                                    ------------------------------------------
                                    John R. Lawson, Chief Financial Officer
                                    of Registrants