Form 10-Q
period 1999-06-30
TELEHUB COMMUNICATIONS CORP
filed 1999-08-06
CIK 1035418

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                    FORM 10-Q
 Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934
                  for the quarterly period ended June 30, 1999



                       TELEHUB COMMUNICATIONS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

     Nevada                        333-61441                  36-413-6730
(Jurisdiction of           (Commission File Number)          (I.R.S. Employer
  incorporation)                                          Identification Number)


                                 CO-REGISTRANTS
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



Indicate by check mark whether the Registrants:         Yes   X      No
                                                            ------      ------

   (1) have filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

   (2)   has been subject to such filing requirements for the past 90 days.


On June 30, 1999, the Registrant had 13,055,831 issued and outstanding common shares.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)



                         TABLE OF CONTENTS FOR FORM 10-Q

                                                                           Page
                                                                           ----
                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements............................................. 3
           Consolidated Balance Sheets.......................................3

           Consolidated Statements of Operations.............................4

           Consolidated Statements of Cash Flows.............................5

           Notes to Consolidated Financial Statements........................6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................10

                           PART II - OTHER INFORMATION
Item 1.    Legal Proceedings................................................18
Item 2.    Changes in Securities............................................18
Item 3.    Defaults Upon Senior Securities..................................19
Item 4.    Submission of Matters to a Vote of Security Holders..............19
Item 5.    Other Information................................................19
Item 6.    Exhibits and Reports on Form 8-K.................................19

SIGNATURE...................................................................20

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

                       TELEHUB COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (Information as of and relating to the six months
                       ended June 30, 1999, is unaudited)





                                                                   December 31,       June 30,
                                                                       1998             1999
                                                                  -------------    -------------
                                                                                    (UNAUDITED)
                         Assets
Current assets:
  Cash and cash equivalents                                       $  36,727,589    $  13,745,787
  Restricted cash                                                       416,321          289,628
  Accounts receivable, net of allowance for
   doubtful accounts of $1,093,594 and
   $1,764,724 in 1998 and 1999, respectively                          3,114,053        7,889,654
  Due from TeraBridge                                                      --          1,490,258
  Prepayments on leases                                                 905,268          733,111
  Debt issuance costs                                                   874,338          868,767
  Other assets                                                          983,516        1,229,982
                                                                  -------------    -------------
Total current assets                                                 43,021,085       26,247,187

Property and equipment, net                                          21,062,255       19,116,476
Prepayments on leases                                                 1,044,085          615,698
Debt issuance costs                                                   4,874,105        4,409,080
Other assets                                                            408,246          311,341
                                                                  -------------    -------------
          Total assets                                            $  70,409,776    $  50,699,782
                                                                  =============    =============

          Liabilities and Stockholders' (Deficit)
Current liabilities:
  Accounts payable                                                $   5,802,730    $   5,102,322
  Accrued liabilities                                                 4,500,579        7,352,633
  Current portion--capital lease obligations                          2,393,015        2,630,770
  Current portion--long-term debt                                       281,116          305,119
  Deferred gain on sale/leaseback                                        24,477           13,605
                                                                  -------------    -------------
          Total current liabilities                                  13,001,917       15,404,449

Capital lease obligations                                             8,274,635        7,598,566
Other long-term debt                                                 67,885,960       75,451,173
Accrued liabilities                                                   2,893,850        2,362,182
Deferred gain on sale/leaseback                                          29,630            5,720
                                                                  -------------    -------------
          Total liabilities                                          92,085,992      100,822,090
                                                                  -------------    -------------


Stockholders' (deficit):
 Convertible  preferred stock,  $.001 par value;
   100,000,000 shares authorized;
   4,000,000 shares designated as Series A;
   3,500,000    shares  issued  and
   outstanding at December 31, 1998 and
   June 30, 1999; liquidation preference $17,500,000                      3,500            3,500
 Common stock, $.001 par value; 100,000,000 shares authorized;
   12,703,537 and 13,055,831 shares issued and outstanding at
   December 31, 1998 and June 30, 1999, respectively                     12,704           13,056
 Common stock warrants                                               27,246,651       27,246,651
 Additional paid-in capital                                          40,105,733       43,878,943
 Note receivable--stockholder                                          (400,000)      (2,062,170)
 Deferred compensation                                                 (118,422)         (59,211)
 Accumulated deficit                                                (88,526,382)    (119,143,077)
                                                                  -------------    -------------
          Total stockholders' (deficit)                             (21,676,216)     (50,122,308)
                                                                  -------------    -------------
          Total liabilities and stockholders' (deficit)           $  70,409,776    $  50,699,782
                                                                  =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                       TELEHUB COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        (Information as of and relating to the three and six months ended
                      June 30, 1998 and 1999, is unaudited)




                                                       Three Months Ended              Six Months Ended
                                                 ----------------------------    ----------------------------
                                                    June 30,        June 30,        June 30,        June 30,
                                                      1998            1999            1998            1999
                                                 ------------    ------------    ------------    ------------

Revenues:
  Telecommunications services                     $   152,664     $ 7,240,967     $   159,265     $13,008,598
  Licenses                                               --              --         3,000,000            --
                                                 ------------    ------------    ------------    ------------
                                                      152,664       7,240,967       3,159,265      13,008,598
                                                 ------------    ------------    ------------    ------------

Operating expenses:
  Operations                                        8,646,834      21,487,770      14,572,538      40,648,095
  General and administrative                        1,939,833       1,578,185       3,208,282       4,915,208
  Research and development                          1,933,111       1,577,459       3,668,105       5,672,724
  Sales and marketing                                 697,838       3,058,104         942,518       5,783,646
  Depreciation and amortization                     1,072,162       1,442,415       2,097,518       2,919,077
                                                 ------------    ------------    ------------    ------------
     Total operating expenses                      14,289,778      29,143,933      24,488,961      59,938,750
                                                 ------------    ------------    ------------    ------------
Operating loss                                    (14,137,114)    (21,902,966)    (21,329,696)    (46,930,152)
                                                 ------------    ------------    ------------    ------------

Other income (expense):
  Amortization of debt discount                      (973,525)       (795,024)       (973,525)     (1,590,048)
  Interest expense                                   (997,756)     (3,570,756)     (1,297,236)     (7,071,566)
  Interest income                                      89,947         143,723         187,079         478,992
  Other income                                          9,753          80,017          10,758         133,673
  Net gain on joint venture transaction                  --        24,362,406            --        24,362,406
                                                 ------------    ------------    ------------    ------------
                                                 ($16,008,695)   ($ 1,682,600)   ($23,402,620)   ($30,616,695)
                                                 ============    ============    ============    ============
Basic and diluted loss per share                       ($1.27)         ($0.13)         ($1.85)         ($2.36)
                                                 ============    ============    ============    ============
Weighted average shares outstanding used in
  per share calculations basic and diluted         12,634,450      13,051,562      12,634,450      12,972,552
                                                 ============    ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                       TELEHUB COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Information as of and relating to the six months ended
                June 30, 1998 and 1999, is unaudited)




                                                                              Six Months Ended
                                                                           June 30,        June 30,
                                                                             1998            1999
                                                                        ------------    ------------

Cash flows from operations
  Net Loss                                                              ($23,402,620)   ($30,616,695)
  Adjustments to reconcile net loss to net cash
   used in operating activities
   Gain on joint venture transaction (note 3)                                   --       (24,362,406)
   Depreciation and amortization                                           2,097,518       2,919,077
   Provisions for bad debts                                                    5,043         706,328
   Amortization of debt issuance costs                                          --           434,388
   Amortization of deferred compensation                                     546,096       1,770,553
   Amortization of debt discount                                                --         1,590,048
   Accretion of debt                                                            --         6,133,970
   Items settled through issuance of stock and
   other equity transactions                                               2,517,464            --
   Other non-cash credits                                                   (102,758)         15,978
   Changes in operating assets and liabilities:
   (Increase) decrease in assets:
     Accounts receivable                                                    (145,351)     (5,481,929)
     Due from TeraBridge                                                        --        (1,490,258)
     Prepayments on leases                                                   452,634         436,542
     Other assets                                                           (931,877)       (545,910)
     Increase (decrease) in liabilities:
     Accounts payable                                                      1,385,045         644,893
     Accrued liabilities                                                   2,016,700       3,538,384
     Deferred gain from sale and lease-back                                   54,747         (10,728)
                                                                        ------------    ------------

                  Net cash used in operating activities                  (15,507,359)    (44,317,765)

Cash flows from investing activities:
  Payments for property and equipment                                     (2,774,529)     (4,648,997)
  Proceeds from sale and lease-back of equipment                           1,220,697            --
  Proceeds received on joint venture transaction (note 3)                       --        26,812,136
  Restricted cash                                                          1,031,133         126,693
                                                                        ------------    ------------

                  Net cash provided by (used in) investing activities       (522,699)     22,289,832

Cash flows from financing activities:
  Proceeds from debt issue                                                      --            36,208
  Proceeds from issuance of common stock                                        --           400,050
  Repayment on note receivable - related party                               250,000            --
  Payments on capital lease obligations and loans                         (1,670,501)     (1,390,127)
  Repayment of loan                                                       12,000,000            --
                                                                        ------------    ------------
                  Net cash provided by (used in) financing activities     10,579,499        (953,869)
                                                                        ------------    ------------

Net decrease in cash and cash equivalents                                 (5,450,559)    (22,981,802)
Cash and cash equivalents balance - beginning of period                    9,380,320      36,727,589
                                                                        ------------    ------------
Cash and cash equivalents balance - end of period                       $  3,929,761    $ 13,745,787
                                                                        ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and relating to the three and six months ended June 30, 1998 and 1999, is unaudited)


1.  Basis of Presentation:

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the annual report on the Form 10-K of TeleHub Communications Corporation for the year ended December 31, 1998. The results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.





2.       Segment information:

         The   Company   had   operated   in   two   business   segments:    (i)
telecommunications software products; and (ii) telecommunications network services. On May 19, 1999, the Company formed a new venture with Newbridge
Networks Corporation ("Newbridge"). The joint venture entity is named TeraBridge. At closing, TTC contributed all of its assets and liabilities to the joint venture. The joint venture will be accounted for under the equity method of accounting. As a result of the joint venture, the software products segment ceased operations as of May 19, 1999, and after that date, is no longer an operating segment of the Company.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)




                                                   Software Products       Network Services        Consolidated
                                                   -----------------       ----------------        ------------
   THREE MONTHS ENDED JUNE 30, 1999
      Revenues                                                   -               $7,240,968          $7,240,968
      Operating loss                                      $3,749,087             18,153,879          21,902,966
      Identifiable assets                                        -               50,699,782          50,699,782
      Depreciation and amortization                          225,912              1,216,503           1,442,415
      Capital expenditures                                   281,161              1,196,476           1,477,637

   THREE MONTHS ENDED JUNE 30, 1998
      Revenues                                                     -               $152,664            $152,664
      Operating loss                                      $4,099,622             10,037,492          14,137,114
      Identifiable assets                                  2,904,267             24,667,185          27,571,452
     Depreciation and amortization                           198,527                873,634           1,072,162
     Capital expenditures                                    306,841              1,290,270           1,597,111


                                                    Software Products       Network Services        Consolidated
                                                   -----------------       ----------------        ------------
   SIX MONTHS ENDED JUNE 30, 1999
      Revenues                                                     -             13,008,598          13,008,598
      Operating loss                                      12,094,935             34,835,217          46,930,152
      Identifiable assets                                          -             50,699,782          50,699,782
      Depreciation and amortization                          572,183              2,346,894           2,919,077
      Capital expenditures                                 1,360,574              4,188,423           5,548,997

   SIX MONTHS ENDED JUNE 30, 1998
      Revenues                                             3,000,000                159,265           3,159,265
      Operating loss                                       4,103,920             17,225,776          21,329,696
      Identifiable assets                                  2,904,267             24,667,185          27,571,452
      Depreciation and amortization                          367,432              1,730,086           2,097,518
      Capital expenditures                                   687,820              2,189,592           2,877,412


         Identifiable assets are those assets used exclusively in the operations of each business segment, or which are allocated when used jointly. All of the Software Products revenues were generated from one customer.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)



3.       Joint Venture Agreement:

         On May 19, 1999, the Company formed a new joint venture with Newbridge Networks Corporation ("Newbridge") to further develop the Company's Virtual Access Services Platform ("VASP(TM)") technology and related products that are essential to world-wide, end-to-end, service-rich communications ("Newbridge Transaction"). Under the terms of the agreement, the Company's wholly owned subsidiary, TeleHub Technologies Corporation ("TTC"), formed a wholly owned subsidiary, ("TeraBridge Technologies Corporation"), incorporated in the State of Nevada. TTC contributed all of its assets and liabilities and the Company contributed all of it assets relating to its VASP(TM) technology, including all intellectual property rights, to TeraBridge. The following is a summary of the assets and liabilities TTC contributed to TeraBridge.



                            Assets                                             Liabilities
    ---------------------------------------------------------------------------------------------------------
    Accounts Receivable                             35,198    Accounts Payable                    (1,345,301)
    Allowance for Doubtful Accounts                (35,198)   Accrued Liabilities                 (1,054,529)
    Prepayments on Leases Current                  132,625    Current Portion Capital Lease          (26,734)
    Other Assets                                   323,444    Deferred Gain                          (24,054)
    Fixed Assets                                 6,134,559    Long Term Capital Lease                (56,255)
    Accumulated Depreciation                    (1,574,838)   Long Term Accrued Liabilities         (163,469)
    Prepayments on Leases Long Term                 31,377
    Other Long Term Assets                          72,905
                                                                                               ---------------
                                           ----------------
           Total Assets                          5,120,072        Total Liabilities               (2,670,342)
                                           ================                                    ===============


         Newbridge contributed $52 million directly to TeraBridge. TeraBridge immediately remitted $22 million of this amount to TTC. TTC then remitted this $22 million to the Company as a partial payment against an intercompany liability. Newbridge also remitted $8 million directly to the Company. In exchange, the Company issued 19% of the common stock of TeraBridge to Newbridge. Under terms of the Agreement, Newbridge has an option to purchase up to a 50% ownership interest in TeraBridge for $10 million dollars ("Newbridge Option"). The Newbridge Option expires on May 19, 2000. The net proceeds received by the Company was $26.8 million, which represents $30 million of payment remitted by Newbridge less $3.2 million of costs associated with the transaction. The Company recorded a total gain on the transaction of $24.4 million, which is equal to the total amount of cash received of $26.8 million less the net assets contributed by TTC to TeraBridge of $2.4 million.


         The Company and Newbridge each have the right to appoint three individuals to the Board of Directors of TeraBridge. A seventh board member is to be appointed by mutual agreement between the Company and Newbridge.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


Accordingly, TCC is accounting for TeraBridge under the equity method of accounting. The Company has recorded a full valuation allowance against their equity interest in the net assets of TeraBridge due to the uncertainty of realization of this investment amount. Accordingly, the investment is recorded at zero on the June 30, 1999 financial statements. Further, the Company's equity interest in the net loss of TeraBridge for the period from May 19, 1999 (commencement of operations) to June 30, 1999 is not reflected in the statement of operations for the quarter ended June 30, 1999. Recognition of these losses would reduce the Company's investment in TeraBridge below zero, and the Company has no obligation to fund TeraBridge losses or a TeraBridge deficit.

         The Company provides management and accounting services to TeraBridge. In exchange for these services TeraBridge pays the Company a monthly fee of $50,000. Additionally, Newbridge provides management services to TeraBridge for a monthly fee of $25,000.

         The following is a summary of TeraBridge's financial statement amounts as of June 30, 1999 and for the period from May 19, 1999 (commencement of operations) to June 30, 1999.

         Revenues                   $           0
         Assets                     $  33,736,440
         Liabilities                $   5,016,317
         Stockholders' equity       $  28,720,123
         Operating loss             $   3,869,931
         Net loss                   $   3,729,607






4.   Subsequent Event:

         In its July 1998 offering of 13.875% Senior Discount Notes due 2005, the Company also issued 125,000 warrants to purchase 16.662 common shares per warrant (2,082,732 shares if fully exercised). These warrants also provided that the number of shares purchasable would increase by 8.678048 shares per warrant, (1,084,756 additional shares if fully exercised) unless the Company either: (i) completed its initial public offering; (ii) repurchased the Notes; or (iii) merged into a public company; before August 1, 1999. Since the Company did not take any of those actions, the warrants were automatically adjusted on August 1, 1999. Each warrant now permits its holder to purchase 25.340048 shares, for a total of 3,167,488 shares if all 125,000 warrants are fully exercised.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


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

Overview
         After three years of research and development, the Company was formed in January 1996. The Company has developed what it believes is the first universal ATM-based network with the potential to integrate the delivery of voice, data and video on one network. The Company launched commercial voice services on its network in December 1997 and since then has entered into thirty-nine contracts, ranging from one to three year terms, to provide long distance services. As customers transition their traffic onto TeleHub's network, the Company expects significant growth in revenues. The Company expects that as revenues increase, the variable costs associated with operating the TeleHub network should decline as a percentage of total revenues, and accordingly margins will improve. The foregoing expectations are forward-looking statements that involve risks and uncertainties, and actual results could vary as a result of a number of factors including the Company's operating results, the results and timing of the Company's launch of new products and services, governmental, legislative or regulatory changes, the ability of the Company to meet product and project demands, the success of the Company's marketing efforts, competition and acquisitions of complementary businesses, technologies or products.

         To fund its operations, the Company has raised gross proceeds of approximately $42.5 million of equity capital through two private placements (the "Spring 1997 Offering" and the "Fall 1997 Offering") and in July 1998, the Company completed an initial note offering ("Initial Note Offering") yielding $65.9 million in net proceeds after deducting offering expenses and repaying a $11.4 million bridge loan. The Company also received a $1 million equity investment from the initial purchaser.

         On May 19, 1999, the Company received $26.8 million of net proceeds from Newbridge in conjunction with the TeraBridge joint venture transaction.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


Results of Operations

         The following table sets forth-certain unaudited financial information from the Statements of Operations as a percentage of total revenues.




                                           Three Months Ended   Six Months Ended
                                                  June 30           June 30
Statement of Operations Data:                  1998     1999     1998     1999
------------------------------               ------     ----     ----     ----
Revenue                                         100%     100%     100%     100%
Operating expenses other than depreciation
     and amortization                          8658%     382%     709%     439%
Depreciation and amortization                   702%      20%      66%      22%
                                             ------     ----     ----     ----
                 Total operating expenses      9360%     402%     775%     461%
                                             ------     ----     ----     ----

                 Operating loss                9260%     302%     675%     361%
                                             ------     ----     ----     ----
Amortization of debt discount                  (638%)    (11%)    (31%)    (12%)
Interest  expense, net                         (595%)    (48%)    (35%)    (50%)
Other income                                      6%     338%       0%     188%
                                             ------     ----     ----     ----

Net Loss                                     (10487%)    (23%)   (741%)   (235%)
                                             ======     ====     ====     ====



Comparison of Three Months Ended June 30, 1999 and June 30, 1998
         On March 31, 1999, the Company signed a definitive agreement with Newbridge Networks Corporation ("Newbridge") to form a new venture to further develop the Company's Virtual Access Services Platform ("VASP(TM)") technology and related products that are essential to world-wide, end-to-end, service-rich communications ("Newbridge Transaction"). Under the terms of the agreement, the Company's wholly owned subsidiary TeleHub Technologies Corporation ("TTC"), formed a wholly owned subsidiary ("TeraBridge"), incorporated in the State of Nevada. At closing (May 19, 1999), TTC contributed all of its assets and liabilities and the Company contributed all of it assets relating to its VASP(TM) technology, including all intellectual property rights, to Terabridge. The new joint venture is accounted for under the equity method, beginning May 19, 1999. A comparison of the three and six months ended June 30, 1999 and June 30, 1998 are effected by this transaction.

Revenue
         Revenue increased $7.0 million to $7.2 million from $0.2 million in the three months ended June 30, 1999 compared to the three ended June 30, 1998, respectively. TeleHub Network Services ("TNS") generated all of their revenue from network operations during the three months ended June 30, 1999. TNS had an increase of twenty-two contracts to thirty-nine from seventeen contracts, for the three month period ending June 30, 1999 and 1998, respectively.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)



Operating expenses
         Operating expenses increased $14.8 million to $29.1 million from $14.3 million for the three months ended June 30, 1999 and 1998, respectively. Network circuit costs, consulting fees, personnel costs and bad debt expense increased by $10,145,000, $1,378,000, $1,000,000 and $528,000 respectively. Significant operating cost increases were necessary to expand the network to efficiently handle anticipated subscriber traffic, and to manage the financial and administrative aspects of the business. Increased personnel costs reflect an increase in employees from 162 as of June 30, 1998 to 197 as of June 30, 1999. On May 19, 1999 112 employees were transferred from the Company to TeraBridge. Operating expenses are primarily variable and are expected to increase in future periods as revenue increases. Research and development decreased by $0.3 million to $1.6 million from $1.9 million for the three months ended June 30, 1999 and 1998, respectively. Research and development costs will decrease in the future since these costs were primarily incurred by the TTC Software Products segment, which ceased operations upon the closing of the Newbridge Transaction.

         Total TNS operating expenses increased approximately $15.2 million to $25.4 million from $10.2 million for the three months ended June 30, 1999 and 1998, respectively. This increase related to the network and infrastructure expansion, which will allow for significant revenue growth in the future. Total TTC operating expenses decreased approximately $0.4 million to $3.7 million from $4.1 million for the three months ended June 30, 1999 and 1998, respectively. TTC did not incur expenses after May 19, 1999, when all assets and liabilities were contributed to TeraBridge as part of the Newbridge Transaction.

Amortization of debt discount
         Amortization of debt discount for the three months ended June 30, 1999 amounted to $795,000 in connection with notes issued by the Company.

Interest income (expense), net
         Net interest expense for the three months ended June 30, 1999 was $3.4 million as compared to $0.9 million for the three months ended June 30, 1998. Gross interest expense increased approximately $2.6 million as a result of the Initial Note Offering. Interest income increased $54,000 as a result of increased cash and equivalent balances available for short term investments.


Net gain on the joint venture
         In the three months ended June 30, 1999, the Company recorded a gain of $24.4 million on the Newbridge Transaction.

  Net loss
         The Company reported a net loss of $1.7 million and a net loss of $16.0 million for the three months ended June 30, 1999 and 1998, respectively. The Company has not recorded any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, the Company has recorded a valuation allowance against its total net deferred tax assets.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


Comparison of Six Months Ended June 30, 1999 and June 30, 1998
Revenue
         Revenue increased $9.8 million to $13.0 million from $3.2 million in the six months ended June 30, 1999 compared to the six ended June 30, 1998, respectively. TeleHub Network Services ("TNS") generated $13.0 million of revenue from network operations during the six months ended June 30, 1999. TTC recorded no revenue for the six months ended June 30, 1999. For the six months ended June 30, 1998, TTC accounted for the majority of the revenue when they licensed VASP(TM) software to Newbridge for $5.0 million, $3.0 million of which was recorded in 1998 while $2 million was recorded in 1997.

Operating expenses
         Operating expenses increased $35.5 million to $59.9 million from $24.4 million for the six months ended June 30, 1999 and 1998, respectively. Network circuit costs, personnel costs, consulting fees, network equipment lease payments and depreciation expense increased by $19,003,000, $6,650,000,
$3,662,000, $1,379,000 and $822,000, respectively. Significant operating cost increases were necessary to expand the network to efficiently handle anticipated subscriber traffic, and to manage the financial and administrative aspects of the business. Increased personnel costs reflect an increase in employees from 162 as of June 30, 1998 to 197 as of June 30, 1999. On May 19, 1999 112
employees were transferred from the Company to TeraBridge. All operating expenses are primarily variable and are expected to increase in future periods as revenue increases. Research and development expenses increased by $2.0 million to $5.7 million from $3.7 million for the six months ended June 30, 1999 and 1998, respectively. Research and development costs will decrease in the future since these costs were primarily incurred by the TTC Software Products segment, which ceased operations upon the closing of the Newbridge Transaction.


         Total TNS operating expenses increased approximately $30.5 million to $47.8 million from $17.3 million for the six months ended June 30, 1999 and 1998, respectively. This increase related to the network and infrastructure expansion, which will allow for significant revenue growth in the future. Total TTC operating expenses increased approximately $5.0 million to $12.1 million from $7.1 million for the six months ended June 30, 1999 and 1998, respectively. This increase primarily related to accelerated research and development efforts. TTC did not incur expenses after May 19, 1999, when all assets and liabilities were contributed to TeraBridge as part of the Newbridge Transaction.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)



Amortization of debt discount
         Amortization of debt discount for the six months ended June 30, 1999 amounted to $1.6 million in connection with notes issued by the Company.

Interest income (expense), net
         Net interest expense for the six months ended June 30, 1999 was $6.6 million as compared to $1.1 million for the six months ended June 30, 1998. Gross interest expense increased approximately $5.8 million as a result of the Initial Note Offering. Interest income increased $0.3 million as a result of increased cash and equivalent balances available for short term investments.

Net gain of the joint venture
         In the six months ended June 30, 1999, the Company recorded a gain of $24.4 million on the Newbridge Transaction.

Net loss
         The Company reported a net loss of $30.6 million and $23.4 million for the six months ended June 30, 1999 and 1998, respectively. The Company has not recorded any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, the Company has recorded a valuation allowance against its total net deferred tax assets.


Liquidity and Capital Resources

         To date the Company has satisfied its cash requirements primarily through the sale of capital stock, the Initial Note Offering, lease financing and loans from affiliates. The Company's principal uses of cash are to fund working capital requirements and capital expenditures and to service its lease financing obligations.

         For the six months ended June 30, 1999, net cash used in operations was $44.3 million primarily related to net losses, accounts receivable growth and deduction of the gain recognized on the Newbridge transaction, and offset by debt accretion and amortization of debt discount which requires no cash outlay and increases in accounts payable and accrued expenses. Net cash provided by investing activities was $22.3 million for the six months ended June 30, 1999. This primarily related to proceeds received on the Newbridge Transaction and capital expenditures for network equipment, computer software and facility expansion. Net cash used in financing activities was $1.0 million for the six months ended June 30, 1999, related to payments on capital leases and debt obligations offset by proceeds received from the exercise of employee stock options. The Company obtained additional capital lease financing of approximately $1 million during the six months ended June 30, 1999. Total payments on capital lease obligations and long-term debt were approximately $1.4 million during the six months ended June 30, 1999. The Company is committed to make payments under various operating leases.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


         The Company expects to incur additional operating losses through 1999. The Company believes that the net proceeds from the joint venture will be sufficient to meet anticipated cash needs for working capital and for the acquisition of capital equipment until September 1999. Based upon anticipated sales terms and projections, the Company may be required to raise additional funds through a public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors.



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

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


         The task force has identified eight major areas (involving 71 different products) in which the Company utilizes third party hardware and software.

         Assessment. As the inventory discloses different technologies used by the Company, the task force is assessing the Year 2000 compatibility of each inventoried item. The task force will verify Year 2000 compatibility through testing or from the manufacturer's documentation. To obtain such manufacturer documentation, the task force is searching the manufacturer's web site or soliciting an official Year 2000 compatibility certificate. Of particular importance in this assessment step is monitoring the Year 2000 readiness efforts of the Company's critical vendors and customers. The Company has compiled enough information to evaluate whether potential Year 2000 issues with third-parties might have a material adverse effect on operations. The conclusion is that it will not.

         The task force assessed the Year 2000 compliance of third party hardware and software utilized in VASP(TM). Such assessment included contacting the vendor's representatives and examining technical document for the products. The task force has determined that, of the 71 different third party products, 43 products (60.6%) are Year 2000 compliant, 17 products (23.9%) are non-compliant, 7 products (9.9%) do not use date-sensitive data, and 4 products (5.6%) are still being assessed. More recent Year 2000 compliant versions are available for 15 of the non-compliant products, and compliant versions are under development for the other two non-compliant products. The task force expects to test under Year 2000 scenarios, identify the extent of any non-compliance and assess the possible financial consequences by October 1999.

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

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)



Contingency Planning.
         The Company will address contingency planning in the third quarter of 1999. The Company currently does not foresee extensive contingency planning efforts. Principal activities will include backing up all data bases and keeping the information systems department's schedule clear in January of 2000.


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

Item 2.       Changes in Securities.

       (a) In its Current Report on SEC Form 8-K dated May 19, 1999 (see Item 6(b)), Registrant reported the execution of the First Supplemental Indenture, which amended the Indenture governing its 13.875% Senior Discount Notes due 2005. Registrants hereby incorporate by reference Item 5 of that report, which summarized the amendments to the Indenture. Those amendments, however, did not reduce the principal amount at maturity of the Notes, did not reduce the interest rate payable on the Notes and did not change the time for payment of interest.

       (b)    Not Applicable.

       (c) Issuance of Unregistered Securities. During the three months ended June 30, 1999, the Registrant issued a total of 22,119 common shares and options to purchase 821,500 common shares and no debt securities. None of those securities were sold in registered offerings and Registrant did not utilize an underwriter when issuing those securities. The following tables summarize all non-registered sales of securities during the three months ended June 30, 1999:


                               Equity Securities
Date      Title            Amount  Type of Issuance    Consideration  Exemption
----      -----            ------  ----------------    -------------  ---------
4/09/99   Common Shares     3,100  Option Exercise           $15,500   Sec. 4(2)
4/14/99   Common Shares     6,700  Option Exercise           $33,500   Sec. 4(2)
4/16/99   Common Shares     3,836  Option Exercise           $19,180   Sec. 4(2)
4/21/99   Common Shares     5,400  Option Exercise           $54,000   Sec. 4(2)
4/29/99   Common Shares       833  Option Exercise            $4,165   Sec. 4(2)
5/04/99   Common Shares       750  Option Exercise            $3,750   Sec. 4(2)
5/10/99   Common Shares     1,500  Option Exercise            $7,500   Sec. 4(2)


                 Options and Warrants to Purchase Common Shares
                       Shares                         Per Share
Date        Title   Purchasable    Class of Holder  Exercise Price    Exemption
----        -----   -----------    ---------------  --------------    ---------
6/23/99   Options      500,000       Officers           (a)           Sec. 4(2)
6/23/99   Options      274,500       Employees         $14.58         Sec. 4(2)
6/23/99   Options       47,000       Employees          (a)           Sec. 4(2)
(a) Exercise price will be the lower $14.58 per share or the next per share price of the next equity raise.

Item 3.       Defaults Upon Senior Securities.
       (a)    Not Applicable.
       (b)    Not Applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.
              No matters were submitted for a vote of Security Holders.

Item 5.       Other Information
              None.

Item 6.       Exhibits and Reports on Form 8-K.
       (a)    Exhibits.   No exhibits to are to be filed.
       (b) Reports on Form 8-K. During the three months ended June 30, 1999, Registrants filed the following Current Reports on SEC Form 8-K:

              (1) May 19, 1999: Reported the following events under Item 5 (Other Events):

                   (i) Consummation of the TeraBridge joint venture between Registrant and Newbridge Networks Corporation.

                   (ii) Execution of Supplemental Indenture.
                        No financial statements were filed with this Current Report on SEC Form 8-K.

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

                                          TELEHUB COMMUNICATIONS CORPORATION
                                          TELEHUB NETWORK SERVICES CORPORATION
                                          TELEHUB TECHNOLOGIES CORPORATION
                                          TELEHUB LEASING CORPORATION

August 6, 1999                          By:      /s/ KENNETH A MINIHAN
                                                -------------------------------
                                                Kenneth A. Minihan
                  Acting Chief Executive Officer of Registrants


August 6, 1999                          By:      /s/ JOHN R. LAWSON
                                                -------------------------------
                                                John R. Lawson,
                                                Chief Financial Officer
                                                of Registrants