Form 10-Q
period 1999-09-30
TELEHUB COMMUNICATIONS CORP
filed 1999-11-15
CIK 1035418

TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

Quarterly Report pursuant to Section 13 of the Securities Exchange Act of 1934
                for the quarterly period ended September 30, 1999



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

                     John R. Lawson, Chief Financial Officer
                       TeleHub Communications Corporation
                        1175 Tri-State Parkway, Suite 250
                             Gurnee, Illinois 60031
                                 1 (800) TELEHUB
               (Address, including zip code, & telephone number,
                  of Registrants' principal executive offices)


Indicate by check mark whether the Registrants:        Yes    X      No
                                                           ------       -------

   (1) have filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

   (2)   has been subject to such filing requirements for the past 90 days.

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes  X   No
                                                   ---    ---

On September 30, 1999, the Registrant had 13,059,191 issued and outstanding common shares.

                         TABLE OF CONTENTS FOR FORM 10-Q

                                                                           Page

                         PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.............................................. 3
           Consolidated Balance Sheets........................................4

           Consolidated Statements of Operations..............................5

           Consolidated Statements of Cash Flows..............................6

           Notes to Consolidated Financial Statements.........................7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................13

                           PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.................................................21
Item 2.    Changes in Securities.............................................22
Item 3.    Defaults Upon Senior Securities...................................22
Item 4.    Submission of Matters to a Vote of Security Holders...............23
Item 5.    Other Information.................................................23
Item 6.    Exhibits and Reports on Form 8-K..................................23

SIGNATURE....................................................................24

NOTE CONCERNING FORWARD-LOOKING INFORMATION. Some of the information in this Report contains forward-looking statements that involve substantial risks and uncertainties that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words identify such statements. Investors should read statements that contain these words carefully because they: (1) discuss the Registrants' future expectations; (2) contain projections of the Registrants' future results of operations or of its financial condition; or (3) state other "forward-looking" information. The Registrants believe that it is important to communicate such future expectations to its investors. However, there may be events in the future that the Registrants have not accurately predicted or over which the Registrants have no control. These events may include the Registrants' limited operating history and uncertainty as to the Registrants' future profitability; uncertainty about the outcome of the bankruptcy case; uncertainty as to the Registrants' ability to meet business targets and budgets and to develop and implement operational, sales and marketing and financial systems to manage rapidly growing operations; competition from other participants in the highly competitive telecommunications industry; uncertainty as to the Registrants' ability to obtain financing on acceptable terms to finance its business strategy; uncertainty as to the Registrants' ability to obtain and protect intellectual property rights or to develop proprietary products that will receive intellectual property protection; the possibility that technological developments may adversely affect the commercial viability of the Registrants' VASP(TM) technology and the Registrants' other products; unanticipated regulatory changes that may change the competitive environment to the Registrants' detriment; the Registrants' efforts to address Year 2000 issues. Cautionary language in this report provides examples of risks, uncertainties and events that may cause the Registrants' actual results to differ materially from the expectations described in the forward-looking statements of this Report. Occurrence of the events described in this Report could have a material adverse effect on the Registrants' business, operating results and financial condition.

                       TELEHUB COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,    September 30,
                                                                       1998             1999
                                                                   -------------    -------------
                                                                                      (unaudited)
               Assets
Current assets:
    Cash and cash equivalents                                      $  36,727,589    $   1,713,825
    Restricted cash                                                      416,321          289,628
    Accounts receivable, net of allowance for
       doubtful accounts of $1,093,594 and
       $11,590,675 in 1998 and 1999, respectively                      3,114,053          628,577
    Due from TeraBridge                                                     --            136,729
    Prepayments on leases                                                905,268          828,682
    Debt issuance costs                                                  874,338          868,767
    Other assets                                                         983,516          955,711
                                                                   -------------    -------------
           Total current assets                                       43,021,085        5,421,919

Property and equipment, net                                           21,062,255       28,676,348
Prepayments on leases                                                  1,044,085          723,458
Debt issuance costs                                                    4,874,105        4,191,888
Other assets                                                             408,246          298,740
                                                                   -------------    -------------
           Total assets                                            $  70,409,776    $  39,312,353
                                                                   =============    =============

               Liabilities and Stockholders' (Deficit)
Current liabilities:
    Accounts payable                                               $   5,802,730    $  18,308,482
    Accrued liabilities                                                4,500,579        5,267,744
    Current portion--capital lease obligations                         2,393,015        9,587,520
    Current portion--long-term debt                                      281,116       79,317,399
    Deferred gain on sale/leaseback                                       24,477           13,605
    Deferred Revenue                                                        --          7,865,730
                                                                   -------------    -------------
          Total current liabilities                                   13,001,917      120,360,480

Capital lease obligations                                              8,274,635             --
Other long-term debt                                                  67,885,960             --
Accrued liabilities                                                    2,893,850          651,428
Deferred gain on sale/leaseback                                           29,630            2,860
                                                                   -------------    -------------
          Total liabilities                                           92,085,992      121,014,768
                                                                   -------------    -------------


Stockholders' (deficit):
  Convertible preferred stock, $.001 par value;
     100,000,000 shares authorized;
     4,000,000 shares designated as Series A;
     3,500,000 shares issued and outstanding
     at December 31, 1998 andS eptember 30, 1999;
     liquidation preference $17,500,000                                    3,500            3,500
  Common stock, $.001 par value;
     100,000,000 shares authorized;
     12,703,537 and 13,059,191 shares issued
     and outstanding at December 31, 1998 and
     September 30, 1999, respectively                                     12,704           13,059
Common stock warrants                                                 27,246,651       27,727,849
Additional paid-in capital                                            40,105,733       42,184,398
Note receivable--stockholder                                            (400,000)      (2,062,170)
Deferred compensation                                                   (118,422)         (29,606)
Accumulated deficit                                                  (88,526,382)    (149,539,445)
                                                                   -------------    -------------
         Total stockholders' (deficit)                               (21,676,216)     (81,702,415)
                                                                   -------------    -------------
          Total liabilities and stockholders' (deficit)            $  70,409,776    $  39,312,353
                                                                   =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                       TELEHUB COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                            Three Months Ended               Nine Months Ended
                                                      -------------------------------  -----------------------------
                                                      September 30,    September 30,   September 30,   September 30,
                                                           1998            1999            1998            1999
                                                       ------------    ------------    ------------    ------------

Revenues:
   Telecommunications services                         $  1,454,103    $  7,691,683    $  1,613,368    $ 20,700,281
   Licenses                                                    --              --         3,000,000            --
                                                       ------------    ------------    ------------    ------------
                                                          1,454,103       7,691,683       4,613,368      20,700,281
                                                       ------------    ------------    ------------    ------------

Operating expenses:
   Operations                                            10,468,413      21,234,192      25,040,951      61,882,287
   General and administrative                             2,129,606         386,030       5,337,888       5,301,238
   Research and development                               2,317,299        (733,616)      5,985,404       4,939,108
   Sales and marketing                                    1,160,985      11,480,874       2,103,503      17,264,520
   Depreciation and amortization                          1,173,337       1,390,415       3,270,855       4,309,492
                                                       ------------    ------------    ------------    ------------
               Total operating expenses                  17,249,640      33,757,895      41,738,601      93,696,645
                                                       ------------    ------------    ------------    ------------
Operating loss                                          (15,795,537)    (26,066,212)    (37,125,233)    (72,996,364)
                                                       ------------    ------------    ------------    ------------

Other income (expense):
   Amortization of debt discount                         (1,025,612)       (806,629)     (1,999,137)     (2,396,677)
   Interest expense                                      (2,715,366)     (3,721,357)     (4,012,602)    (10,792,923)
   Interest income                                          602,804          91,875         789,883         570,867
   Other income                                               6,131         105,954          16,889         239,627
   Net gain on joint venture transaction                       --              --              --        24,362,406
                                                       ------------    ------------    ------------    ------------
               Net loss                                $(18,927,580)   $(30,396,369)   $(42,330,200)   $(61,013,064)
                                                       ============    ============    ============    ============
Basic and diluted loss per share                       $      (1.49)   $      (2.33)   $      (3.35)   $      (4.69)
                                                       ============    ============    ============    ============
Weighted average shares outstanding used in
    per share calculations basic and diluted             12,683,654      13,057,633      12,651,034      13,001,224
                                                       ============    ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                       TELEHUB COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                        Nine Months Ended
                                                                    September 30,   September 30,
                                                                         1998            1999
                                                                    ------------    ------------
Cash flows from operations
      Net Loss                                                      $(42,330,200)   $(61,013,064)
      Adjustments to reconcile net loss to net cash
         used in operating activities
         Gain on joint venture transaction (note 4)                         --       (24,362,406)
         Depreciation and amortization                                 3,270,855       4,309,492
         Revenue recognized from Star Telecom agreement (note 5)            --          (134,270)
         Provisions for bad debts                                         48,401      10,532,279
         Amortization of debt issuance costs                                --           651,580
         Amortization of deferred compensation                           575,701          88,816
         Amortization of debt discount                                 1,999,137       2,396,677
         Accretion of debt                                             1,964,449       9,377,876
         Items settled through issuance of stock and
         other equity transactions                                     1,694,452          63,429
         Other non-cash credits                                          (99,821)         46,105
         Changes in operating assets and liabilities:
          (Increase) decrease in assets:
             Accounts receivable                                      (1,383,259)     (8,046,804)
             Due from TeraBridge                                            --          (136,729)
             Prepayments on leases                                       518,169         233,211
             Other assets                                               (375,121)       (259,036)
          Increase (decrease) in liabilities:
             Accounts payable                                          1,441,956      13,851,053
             Accrued liabilities                                       4,056,504        (257,259)
             Deferred gain from sale and lease-back                       48,628         (13,588)
                                                                    ------------    ------------
             Net cash used in operating activities                   (28,570,149)    (52,672,638)

Cash flows from investing activities:
      Payments for property and equipment                             (4,387,757)     (7,629,410)

      Proceeds from sale and lease-back of equipment                   1,220,697            --
      Proceeds received on joint venture transaction (note 3)               --        26,812,136
      Restricted cash                                                  1,137,498         126,693
                                                                    ------------    ------------
             Net cash provided by (used in) investing activities      (2,029,562)     19,309,419

Cash flows from financing activities:
      Proceeds from debt issue                                        77,727,084          36,208

      Proceeds from exercise of common stock options                   1,000,000         416,849
      Payment on note receivable - related party                        (635,340)           --
      Repayment on note receivable - related party                       250,000            --
      Payments on capital lease obligations and loans                 (1,706,225)     (2,103,602)
      Proceed from loans                                              12,000,000            --
      Repayment of loan                                              (12,000,000)           --
                                                                    ------------    ------------
              Net cash provided by (used in) financing activities     76,635,519      (1,650,545)
                                                                    ------------    ------------

Net decrease in cash and cash equivalents                             46,035,808     (35,013,764)
Cash and cash equivalents balance - beginning of period                9,380,320      36,727,589
                                                                    ------------    ------------
Cash and cash equivalents balance - end of period                   $ 55,416,128    $  1,713,825
                                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information as of and relating to the three and nine months ended
                   September 30, 1998 and 1999, is unaudited)


1.  Basis of Presentation:

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the annual report on the Form 10-K of TeleHub Communications Corporation ("TCC"or "the Company") for the year ended December 31, 1998. The results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2.  Stock Options:

         Under variable stock option accounting rules, the Company recorded a compensation charge of $1,711,342 in the first quarter of 1999 due to two employees exercising stock options through the issuance of notes receivable to the Company when the Company's shares were priced at $14.58 per share. Based on the decline in the Company's stock price from the issuance date to September 30, 1999, the Company reversed the compensation charge. The compensation charge and subsequent reversal was recorded in research and development and general and administration expenses in the amounts of $872,635 and $838,707, receptively.


3.  Segment Information:

The Company had operated in two business segments: (i) telecommunications software products; and (ii) telecommunications network services. On May 19, 1999, the Company formed a new venture with Newbridge Networks Corporation ("Newbridge"). The joint venture entity is named TeraBridge Technology Corporation ("TeraBridge"). At closing, TeleHub Technologies Corporation ("TTC"), which comprised the company software products segment, contributed all of its assets and liabilities to the joint venture. The joint venture is accounted for under the equity method of accounting. As a result of the joint venture, the software products segment ceased operations as of May 19, 1999, and after that date, is no longer an operating segment of the Company.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


                                              Software       Network
                                               Products      Services    Consolidated
                                             -----------   -----------   -----------
THREE MONTHS ENDED SEPTEMBER 30, 1999
   Revenues                                         --     $ 7,691,683   $ 7,691,683
   Operating loss                                   --      26,066,212    26,066,212
   Identifiable assets                              --      39,312,353    39,312,353
   Depreciation and amortization                    --       1,390,415     1,390,415
   Capital expenditures                             --       2,980,413     2,980,413

THREE MONTHS ENDED SEPTEMBER 30, 1998
   Revenues                                         --     $ 1,454,103   $ 1,454,103
   Operating loss                            $ 4,915,645    10,879,892    15,795,537
   Identifiable assets                        19,271,369    67,791,433    87,062,802
   Depreciation and amortization                 240,652       932,685     1,173,337
   Capital expenditures                          562,758     1,835,766     2,398,524




                                              Software       Network
                                               Products      Services    Consolidated
                                             -----------   -----------   -----------

NINE MONTHS ENDED SEPTEMBER 30, 1999
   Revenues                                         --      20,700,281   20,700,281
   Operating loss                             12,094,935    60,901,429   72,996,364
   Identifiable assets                              --      39,312,353   39,312,353
   Depreciation and amortization                 572,183     3,737,309    4,309,492
   Capital expenditures                        1,360,574     7,168,836    8,529,410

NINE MONTHS ENDED SEPTEMBER 30, 1998
   Revenues                                    3,000,000     1,613,368     4,613,368
   Operating loss                              9,019,565    28,105,668    37,125,233
   Identifiable assets                        19,271,369    67,791,433    87,062,802
   Depreciation and amortization                 608,084     2,662,771     3,270,855
   Capital expenditures                        1,250,578     4,025,358     5,275,936


Identifiable assets are those assets used exclusively in the operations of each business segment, or which are allocated when used jointly. All of the Software Products revenues were generated from one customer.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)



4. Joint Venture Agreement:

         On May 19, 1999, the Company formed a new joint venture with Newbridge to further develop the Company's Virtual Access Services Platform ("VASP(TM)") technology and related products that are essential to world-wide, end-to-end, service-rich communications ("Newbridge Transaction"). Under the terms of the agreement, the Company's wholly owned subsidiary, TTC, formed a wholly owned subsidiary, TeraBridge, incorporated in the State of Nevada. TTC contributed all of its assets and liabilities and TCC contributed all of its assets relating to its VASP(TM) technology, including all intellectual property rights, to TeraBridge. Assets contributed by TCC had a book value of zero on the date of the transfer. The following is a summary of the assets and liabilities TTC contributed to TeraBridge.

                            Assets                                             Liabilities
    ------------------------------------------------------- --------------------------------------------------
    Accounts Receivable                             35,198    Accounts Payable                    (1,345,301)
    Allowance for Doubtful Accounts                (35,198)   Accrued Liabilities                 (1,054,529)
    Prepayments on Leases Current                  132,625    Current Portion Capital Lease          (26,734)
    Other Assets                                   323,444    Deferred Gain                          (24,054)
    Fixed Assets                                 6,134,559    Long Term Capital Lease                (56,255)
    Accumulated Depreciation                    (1,574,838)   Long Term Accrued Liabilities         (163,469)
    Prepayments on Leases Long Term                 31,377
    Other Long Term Assets                          72,905
                                           ----------------                                   ----------------
           Total Assets                          5,120,072        Total Liabilities               (2,670,342)
                                           ================                                   ================

         Newbridge contributed $52 million directly to TeraBridge. TeraBridge immediately remitted $22 million of this amount to TTC. TTC then remitted this $22 million to the Company as a partial payment against an intercompany liability. Newbridge also remitted $8 million directly to the Company in exchange for 19% of the common stock of TeraBridge. Under terms of the Agreement, Newbridge has an option to purchase up to a 50% ownership interest in TeraBridge in exchange for a $10 million contribution to TeraBridge ("Newbridge Option"). The Newbridge Option expires on May 19, 2000. The net proceeds received by the Company were $26.8 million, which represents $30 million of payment remitted by Newbridge less $3.2 million of costs associated with the transaction. The Company recorded a total gain on the transaction of $24.4 million, which is equal to the total amount of cash received of $26.8 million less the net assets contributed by TTC to TeraBridge of $2.4 million.


     The Company and Newbridge each have the right to appoint three individuals to the Board of Directors of TeraBridge. A seventh board member is to be appointed by mutual agreement between the Company and Newbridge. Accordingly, TCC is accounting for TeraBridge under the equity method of accounting. The Company has recorded a full valuation allowance against their equity interest in the net assets of TeraBridge due to the uncertainty of realization of this investment amount. Accordingly, the investment is recorded at zero on the September 30, 1999 financial statements. Further, the Company's equity interest

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


in the net loss of TeraBridge for the period from May 19, 1999 (commencement of operations) to September 30, 1999 is not reflected in the statement of operations for the quarter ended and nine months ended September 30, 1999. Recognition of these losses would reduce the Company's investment in TeraBridge below zero, and the Company has no obligation to fund TeraBridge losses or a TeraBridge deficit.

The Company provides management and accounting services to TeraBridge. In exchange for these services TeraBridge pays the Company a monthly fee of $75,000. Additionally, Newbridge provides management services to TeraBridge for a monthly fee of $25,000.

The following is a summary of TeraBridge's financial statement amounts as of September 30, 1999 and for the period from May 19, 1999 (commencement of operations) to September 30, 1999.

     Revenues               $         0
     Assets                 $24,912,459
     Liabilities            $ 4,073,739
     Stockholders' equity   $20,838,720
     Operating loss         $12,016,891
     Net loss               $11,611,011


5.   Star Telecom Agreement:

      On June 30, 1999, the Company entered into an agreement with Star Telecom Network Inc. ("Star Telecom") whereby Star Telecom will use the Company as their primary domestic carrier for the purpose of terminating domestic and international traffic into the United States. In connection with this agreement, Star Telecom has agreed to pay a minimum of $8 million over a two-year period ending August 2001. The Company began terminating long-distance minutes under this agreement in August 1999. The Company recorded $8 million as deferred revenue and has realized revenue of $134,270 as of September 30, 1999.

     Under a separate agreement, the Company has obtained an indefeasible right of usage ("IRU"), pursuant to a twenty-year lease with Star Telecom, to backbone facilities provided through Star Telecom. Star Telecom will provide 4,800 OS-3 miles of fiber capacity between the Company's switch sites and its points of presence (`POP's"). The total cost of the contract is estimated to be approximately $8 million, which was recorded as a fixed asset.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


6.   Supplemental Cash Flow Disclosure:

     Pursuant to the Initial Note Offering dated July 30,1998, the Company was required to issue to existing bondholders an additional 1,084,756 common stock warrants with an exercise of $.01. These warrants were required to be issued since the Company did not undertake an initial public offering by July 30, 1999. The Company valued these warrants under the Black-Scholes Valuation model at $417,769. This amount was capitalized as debt issuance costs at July 30, 1999.


7.   Subsequent Events:

     On October 27, 1999 ("Petition Date"), co-Registrant TeleHub Network Services Corporation ("TNS") filed a voluntary petition ("Petition") for reorganization under the federal bankruptcy laws. In re TeleHub Network Services Corporation, No. 99-B-33272 (N.D. Ill., filed October 27, 1999) (the "Bankruptcy Case"). TNS is currently operating its business as debtor-in-possession pursuant to Bankruptcy Code sections 1107 and 1108. The Bankruptcy Court approved a few preliminary matters but the Bankruptcy Case is still in the initial stages. A creditors committee has been appointed, but a trustee and receiver have not been appointed.

     TNS determined that a financial restructuring was necessary for its long-term survival because the ATM network did not generate sufficient revenue to fund its operations at a sustainable level. TNS's backbone network leased telecommunications capacity from MCI Worldcom. Partly due to problems with the adequacy and timeliness of telecommunications services provided by MCI Worldcom, TNS could not provision sufficient customers onto its network to generate the revenue necessary to sustain operations and to pay the monthly charges from MCI Worldcom. The average monthly charges of approximately $3.5 million were purportedly secured by TNS's accounts receivables and related collateral. At September 30, 1999, the outstanding amounts billed by MCI Worldcom reached approximately $9.5 million, which TNS disputes. On September 30, 1999, TNS terminated the agreement with MCI Worldcom for cause; MCI Worldcom terminated service to TNS when TNS did not provide adequate assurances of its ability to pay the disputed balance. TNS accordingly ceased network operations on September 30, 1999. Given this situation, TeleHub Communication Corporation ("Registrant") could not obtain additional financing to fund TNS's operations. The Company had received inquiries about selling TNS, but potential buyers were concerned about TNS's outstanding obligations. After unsuccessful attempts to renegotiate its principal obligations, TNS concluded that the petition was necessary to preserve the value of its assets while it attempted to restructure.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


          Until a plan of reorganization is approved by creditors and confirmed by the Bankruptcy Court, the Company's long term business plan, liquidity and adequacy of capital resources cannot be determined. TNS cannot predict when a plan will be approved and confirmed due to the preliminary stage of the Bankruptcy Case. In particular, the creditors' committee has the right to review and object to certain business transactions and will participate in the negotiation of TNS's reorganization plan.

         TNS's Petition constitutes a default under Section 6.1(8) of the Indenture governing the Company's 13.875% Senior Secured Notes ("Bonds"). Indenture section 6.2 further provided that the Bonds automatically became immediately due and payable when TNS filed the Petition. The Company is pursuing a bondholders waiver to rescind acceleration of indebtedness. As of November 15, 1999, the Company has not obtained this waiver. Additionally, as a result of non-payment on the company's capital lease and other long-term debt obligations, this indebtedness also became immediately due and payable.

          As a result of TNS's Petition, the Company has reclassed all long-term and capital lease obligations as current on the Balance Sheet as of September 30, 1999. Since TNS's network was shutdown as of September 30, 1999, the Company was unable to continue to provide service to its customers, and accordingly the Company has reserved against substantially all of the of account receivables at September 30, 1999.

         On November 4, 1999, the Company and FDN, Inc. ("FDN") executed an Agreement and Plan of Share Exchange ("Plan") to transfer all TNS capital stock to FDN in exchange for FDN capital stock. Closing of the Plan is subject to customary conditions, especially obtaining all regulatory approvals, receiving the consent of the holders of Company's 13.875% Senior Secured Notes due 2005 ("Bonds"), and approval from the Bankruptcy Court. The Bond Indenture would require the Company to redeem the Bonds if it sells TNS; since the Registrant will not receive cash consideration in the Plan, the Company will request the Bondholders to waive the redemption obligation. The Company and FDN closing would occur after the Bankruptcy court approves the Plan.

         Pending closing, FDN intends to supervise TNS's operations pursuant to a Management and Operating Agreement ("TNS Management Agreement"); this arrangement requires approval from the Bankruptcy Court. TNS has applied for such approval on November 5, 1999. If the Bankruptcy Court approves the TNS Management Agreement, FDN will contribute working capital to TNS, which should permit TNS to recommence operations.

         The liquidity and capital resources of the Company and TNS may also be affected by decisions made in the Bankruptcy Case with respect to its equipment and real property leases, and expenses incurred in the Bankruptcy Case. For example, TNS must pay legal and other advisory fees and expenses associated with the Bankruptcy Case. In order for TNS to reorganize and emerge from the Bankruptcy Case, the court must confirm a plan of reorganization. If TNS cannot obtain confirmation of a reorganization plan, its creditors or equity security holders may seek a liquidation of the Company by conversion to a liquidation proceeding. In that event, TNS expects the assertion of additional liabilities and claims which are not presently reflected in the Company's condensed consolidated financial statements. In the event of a liquidation, the amounts reflected in the condensed consolidated financial statements would be subject to adverse adjustments in amounts which, while not presently determinable, could be material.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in this report.

Overview
         After three years of research and development, the Company was formed in January 1996. The Company has developed what it believes is the first universal ATM-based network with the potential to integrate the delivery of voice, data and video on one network. The Company launched commercial voice services on its network in December 1997 and since then has entered into thirty-nine contracts, ranging from one to three year terms, to provide long distance services. As customers transition their traffic onto TeleHub's network, the Company expected significant growth in revenues. However, on September 30, 1999, TNS terminated the agreement with MCI Worldcom for cause. MCI Worldcom terminated service to TNS when TNS did not provide adequate assurances of its ability to pay the disputed balance. TNS accordingly ceased network operations on September 30, 1999. On October 27, 1999, TNS filed a voluntary petition for reorganization under the federal bankruptcy laws. TNS determined that a financial restructuring was necessary for its long-term survival because the ATM network did not generate sufficient revenue to fund its operations at a sustainable level.

         On November 4, 1999, the Company and FDN, Inc. ("FDN") executed an Agreement and Plan of Share Exchange ("Plan") to transfer all TNS capital stock to FDN in exchange for FDN capital stock. Closing of the Plan is subject to customary conditions, especially obtaining all regulatory approvals, receiving the consent of the holders of Company's 13.875% Senior Secured Notes due 2005 ("Bonds"), and approval from the Bankruptcy Court. The Bond Indenture would require the Company to redeem the Bonds if it sells TNS; since the Registrant will not receive cash consideration in the Plan, the Company will request the Bondholders to waive the redemption obligation. The Company and FDN closing would occur after the Bankruptcy court approves the Plan.

         Pending closing, FDN intends to supervise TNS's operations pursuant to a Management and Operating Agreement ("TNS Management Agreement"); this arrangement requires approval from the Bankruptcy Court. TNS has applied for such approval on November 5, 1999. If the Bankruptcy Court approves the TNS Management Agreement, FDN will contribute working capital to TNS, which should permit TNS to recommence operations.



Results of Operations

         The following table sets forth-certain unaudited financial information from the Statements of Operations as a percentage of total revenues.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)

                                          Three Months Ended  Nine Months Ended
                                              September 30      September 30
Statement of Operations Data:                1998     1999     1998     1999
                                             ----     ----     ----     ----
Revenue                                       100%     100%     100%     100%
Operating expenses other than
     depreciation and amortization           1105%     421%     834%     432%
Depreciation and amortization                  81%      18%      71%      21%
                                             ----     ----     ----     ----
                 Total operating expenses    1186%     439%     905%     453%
                                             ----     ----     ----     ----
                 Operating loss             (1086%)   (339%)   (805%)   (353%)
                                             ----     ----     ----     ----
Amortization of debt discount                 (71%)    (10%)    (43%)    (12%)
Interest  expense, net                       (145%)    (47%)    (70%)    (49%)
Other income                                    0%       1%       0%     119%
                                             ----     ----     ----     ----
Net Loss                                    (1302%)   (395%)   (918%)   (295%)
                                             ====     ====     ====     ====



  Comparison of Three Months Ended September 30, 1999 and September 30, 1998
         On March 31, 1999, the Company signed a definitive agreement with Newbridge Networks Corporation ("Newbridge") to form a new venture to further develop the Company's Virtual Access Services Platform ("VASP(TM)") technology and related products that are essential to world-wide, end-to-end, service-rich communications ("Newbridge Transaction"). Under the terms of the agreement, the Company's wholly owned subsidiary TeleHub Technologies Corporation ("TTC"), formed a wholly owned subsidiary ("TeraBridge"), incorporated in the State of Nevada. At closing (May 19, 1999), TTC contributed all of its assets and liabilities and TCC contributed all of it assets relating to its VASP(TM) technology, including all intellectual property rights, to Terabridge. The new joint venture is accounted for under the equity method, beginning May 19, 1999. A comparison of the three and nine months ended September 30, 1999 and September 30, 1998 are affected by this transaction.

Revenue
         Revenue increased $6.2 million to $7.7 million from $1.5 million in the three months ended September 30, 1999 compared to the three months ended September 30, 1998, respectively. TeleHub Network Services ("TNS") generated all of the revenue from network operations during the three months ended September 30, 1999. TNS had thirty-nine customers contracts as of September 30, 1999, compared to eighteen as of September 30, 1998.

  Operating expenses
         Operating expenses increased $16.6 million to $33.8 million from $17.2 million for the three months ended September 30, 1999 and 1998, respectively. Bad debt expense increased by $9,783,000. Bad debt expense increased significantly since substantially all accounts receivables were fully reserved as a result of TNS's network being shutdown and it was unable to continue to provide service to its customers. Network circuit costs increased $9,501,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Significant operating cost increases were necessary to

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


expand the network to efficiently handle anticipated subscriber traffic. Slightly offsetting higher operating expenses was a $2,828,000 decrease in personnel costs for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Lower personnel costs reflect a decrease in employees from 207 as of September 30, 1998 to 186 as of September 30, 1999. On May 19, 1999, 112 employees were transferred from the Company to TeraBridge. Operating expenses are primarily variable and are expected to increase in future periods as revenue increases. Research and development decreased by $3.0 million to ($0.7) million from $2.3 million for the three months ended September 30, 1999 and 1998, respectively. Research and development cost for the three months ended September 30, 1999, reflect a reversal of a compensation charge recorded in the first quarter of 1999, under variable option accounting rules (see footnote 2). Research and development costs will be insignificant in the future since these costs are primarily incurred by the TTC Software Products segment, which ceased operations upon the closing of the Newbridge Transaction.

         Total TNS operating expenses increased approximately $21.5 million to $33.8 million from $12.3 million for the three months ended September 30, 1999 and 1998, respectively. This increase related to the network and infrastructure expansion. Total TTC operating expenses decreased approximately $4.9 million since TTC did not incur expenses after May 19, 1999, when all assets and liabilities were contributed to TeraBridge as part of the Newbridge Transaction.

    Amortization of debt discount
         Amortization of debt discount for the three months ended September 30, 1999 amounted to $807,000 in connection with notes issued by the Company.

  Interest income (expense), net
         Net interest expense for the three months ended September 30, 1999 was $3.6 million as compared to $2.1 million for the three months ended September 30, 1998. Gross interest expense increased approximately $1 million since the Initial Note Offering was consummated on July 30, 1998. Interest income decreased $511,000 as a result of decreased cash and equivalent balances available for short-term investments.

  Net loss
         The Company reported a net loss of $30.4 million and a net loss of $18.9 million for the three months ended September 30, 1999 and 1998, respectively. The Company has not recorded any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, the Company has recorded a valuation allowance against its total net deferred tax assets.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


Comparison of Nine Months Ended September 30, 1999 and September 30, 1998
Revenue
         Revenue increased $16.1 million to $20.7 million from $4.6 million in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, respectively. TeleHub Network Services ("TNS") generated all of the revenue from network operations during the nine months ended September 30, 1999. TTC recorded no revenue for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, TTC accounted for the majority of the revenue when they licensed VASP(TM) software to Newbridge for $5.0 million, $3.0 million of which was recorded in 1998 while $2 million was recorded in 1997.

  Operating expenses
         Operating expenses increased $52.0 million to $93.7 million from $41.7 million for the nine months ended September 30, 1999 and 1998, respectively. The majority of the expense increase related to: network circuit costs, bad debt expense, consulting fees, personnel costs, network equipment lease payments and depreciation expense increased by $28,504,000, $10,484,000, $4,061,000,
$3,807,000, $1,629,000 and $1,039,000, respectively. Significant operating cost increases were necessary to expand the network to efficiently handle anticipated subscriber traffic and to manage the financial and administrative aspects of the business. Bad debt expense increased significantly since substantially all accounts receivables were fully reserved as of a result of TNS's network being shutdown and it was unable to continue to provide service to its customers. Increases in personnel costs were offset by the transfer of 112 employees to TeraBridge, whose expenses are no longer consolidated with TCC subsequent to May 19, 1999. Research and development expenses decreased by $1.0 million to $4.9 million from $5.9 million for the nine months ended September 30, 1999 and 1998, respectively. Research and development costs will decrease in the future since these costs were primarily incurred by the TTC Software Products segment, which ceased operations upon the closing of the Newbridge Transaction.


         Total TNS operating expenses increased approximately $51.9 million to $81.6 million from $29.7 million for the nine months ended September 30, 1999 and 1998, respectively. This increase related to the network and infrastructure expansion. Total TTC operating expenses increased approximately $0.1 million to $12.1 million from $12.0 million for the nine months ended September 30, 1999 and 1998, respectively. This increase primarily related to accelerated research and development efforts. TTC did not incur expenses after May 19, 1999, when all assets and liabilities were contributed to TeraBridge as part of the Newbridge Transaction.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


    Amortization of debt discount
         Amortization of debt discount for the nine months ended September 30, 1999 amounted to $2.4 million in connection with notes issued by the Company.

  Interest income (expense), net
         Net interest expense for the nine months ended September 30, 1999 was $10.2 million as compared to $3.2 million for the nine months ended September 30, 1998. Gross interest expense increased approximately $6.8 million as a result of the Initial Note Offering on July 30, 1999. Interest income decreased $0.2 million as a result of decreased cash and equivalent balances available for short-term investments.

Net gain of the joint venture
         In the nine months ended September 30, 1999, the Company recorded a gain of $24.4 million on the Newbridge Transaction.

  Net loss
         The Company reported a net loss of $61.0 million and $42.3 million for the nine months ended September 30, 1999 and 1998, respectively. The Company has not recorded any benefit for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns. Accordingly, the Company has recorded a valuation allowance against its total net deferred tax assets.


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

         To date the Company had satisfied its cash requirements primarily through the sale of capital stock, the Initial Note Offering, lease financing and loans from affiliates. The Company's principal uses of cash were to fund working capital requirements and capital expenditures and to service its lease financing obligations.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


         For the  nine  months  ended  September  30,  1999,  net  cash  used in
operations  was  $52.7  million  primarily  related  to  net  losses,   accounts
receivable growth and deduction of the gain recognized on the Newbridge transaction, and offset by bad debt expense, debt accretion and amortization of debt discount which requires no cash outlay and increases in accounts payable. Net cash provided by investing activities was $19.3 million for the nine months ended September 30, 1999. This primarily related to proceeds received on the Newbridge Transaction offset by capital expenditures for network equipment, computer software and facility expansion. Net cash used in financing activities was $1.7 million for the nine months ended September 30, 1999, primarily related to payments on capital leases and proceeds received from the exercise of employee stock options. The Company obtained additional capital lease financing of approximately $1 million during the nine months ended September 30, 1999. The Company is committed to make payments under various operating leases.

         As a result of TSN's filing for reorganization under the Federal Bankruptcy Laws, the Company can provide no assurance that it can satisfy its creditors or fund its other liabilities as they come due. TNS's Petition constitutes a default under Section 6.1(8) of the Indenture governing the Company's 13.875% Senior Secured Notes ("Bonds"). Indenture section 6.2 further provided that the Bonds automatically became immediately due and payable when TNS filed the Petition. The Company is pursuing a bondholders waiver to rescind acceleration of indebtedness. As of November 15, 1999, the Company has not obtained this waiver. Additionally, as a result of non-payment on the company's capital lease and other long-term debt obligations, this indebtedness also became immediately due and payable.

         The liquidity and capital resources of the Company and TNS may also be affected by decisions made in the Bankruptcy Case with respect to its equipment and real property leases, and expenses incurred in the Bankruptcy Case. For example, TNS must pay legal and other advisory fees and expenses associated with the Bankruptcy Case. In order for TNS to reorganize and emerge from the Bankruptcy Case, the court must confirm a plan of reorganization. If TNS cannot obtain confirmation of a reorganization plan, its creditors or equity security holders may seek a liquidation of the Company by conversion to a liquidation proceeding. In that event, TNS expects the assertion of additional liabilities and claims which are not presently reflected in the Company's condensed consolidated financial statements. In the event of a liquidation, the amounts reflected in the condensed consolidated financial statements would be subject to adverse adjustments in amounts which, while not presently determinable, could be material.

         On November 4, 1999, the Company and FDN Inc. ("FDN") executed an Agreement and Plan of Share Exchange ("Plan") to transfer all TNS capital stock to FDN in exchange for FDN capital stock. FDN would assume all the TNS assets and liabilities and be responsible for providing all working capital on a going forward basis. Upon completion of this transaction, the Company would own approximately 40% of FDN's capital stock. Closing of the Plan is subject to customary conditions, especially obtaining all regulatory approvals, receiving the consent of the holders of Company's 13.875% Senior Secured Notes due 2005 ("Bonds") and approval from the Bankruptcy Court.



 Year 2000 Readiness

         The term "Year 2000 Issue" generally describes the various problems that might result from improper processing of dates and date-sensitive calculations involving dates in the Year 2000 and beyond. The Year 2000 Issue results from computer programs using two digits rather than four digits to define the applicable year, so that all dates are interpreted as being between 1900 and 1999. Computers and other equipment using such programs will incorrectly interpret dates after the year 1999. Such misinterpretation might cause system failures or miscalculations and thereby disrupt operations, for example, temporary inability to process transactions, to send invoices, or to engage in other normal business activities. Year 2000 issues could affect the Company through the Year 2000 as it relates to its own computer systems and equipment as well as that of third parties with whom the Company conducts business. On September 30, 1999, TNS ceased network operations and dismissed a majority of its personnel. Although TNS's network was Year 2000 compliant as of September 30, 1999, since the network is no longer operational no further evaluation is being performed. TeraBridge is a joint venture with Newbridge, its

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


results are not c0nsolidated in TCC financial results. The Company accounts for TeraBridge under the equity method of accounting. The remaining Year 2000 discussion solely pertains to TeraBridge.

     Readiness Task Force
         Since the TeraBridge's formation, management has been aware of Year 2000 issues and has sought Year 2000 compatibility in the development of VASP(TM) and the TNS network. TeraBridge has created a task force to evaluate its Year 2000 readiness as it may affect the TeraBridge's operations. The task force has established a five-step process in order to achieve Year 2000 readiness. These steps are (1) identification, (2) assessment, (3) remediation,
(4) implementation and (5) maintenance.

         Identification. The task force has inventoried all technologies used in TeraBridge's business. These technologies include hardware, software and embedded microchips. The task force reviewed both internal systems (including VASP(TM), information technology assets, equipment and other systems); and external systems (i.e., third-party manufactured products used by the TeraBridge, and issues with customers, vendors and suppliers).

         The task force identified eight major areas (involving 71 different products) in which TearBridge utilizes third party hardware and software.

         Assessment. The inventory disclosed different technologies used by TeraBridge, the task force has assessed the Year 2000 compatibility of each inventoried item. The task force verifed Year 2000 compatibility through testing or from the manufacturer's documentation. To obtain such manufacturer documentation, the task force searched the manufacturer's web site or soliciting an official Year 2000 compatibility certificate. Of particular importance in this assessment step is monitoring the Year 2000 readiness efforts of TeraBridge's critical vendors and customers. TearBridge has compiled enough information to evaluate whether potential Year 2000 issues with third-parties might have a material adverse effect on operations. The conclusion is that it will not.

         The task force assessed the Year 2000 compliance of third party hardware and software utilized in VASP(TM). Such assessment included contacting the vendor's representatives and examining technical document for the products. The task force has determined that, of the 71 different third party products, 43 products (60.6%) are Year 2000 compliant, 17 products (23.9%) are non-compliant, 7 products (9.9%) do not use date-sensitive data, and 4 products (5.6%) are still being assessed. More recent Year 2000 compliant versions are available for 15 of the non-compliant products, and compliant versions are under development for the other two non-compliant products. The task force expects to test under Year 2000 scenarios, identify the extent of any non-compliance and assess the possible financial consequences for the remainder of the year.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


         Remediation. When finding systems that are Year 2000 incompatible, the task force will then determine the appropriate remedial action for that system; this determination will be performed on a case-by-case basis. Remedial actions could involve replacement, upgrading, software patches, and substitution with other products. TeraBridge anticipates that remedial actions will require use of its internal resources, third-party manufacturers, suppliers and vendors and potentially additional third-party consultants, as necessary. The remediation will then be performed and thoroughly tested. The task force has not yet encountered any items requiring a major remediation effort. Since TeraBridge has issued only four VASP licenses and these licenses are not producing any significant revenue to the licensee, TeraBridge does not anticipate any emergency remediation expenses or liabilities.

         Implementation. TeraBridge completed all implementations and is fully Year 2000 ready. However, TeraBridge could encounter a significant internal or external Year 2000 issues which, if not remediated in a timely manner, could have a material adverse effect on Terabridge's business, financial condition and results of operations.

         Maintenance. To maintain Year 2000 compatibility after completion of the compliance plan, the task force drafted Year 2000 business rules. These rules covered both internally created applications and purchases of technologies. TeraBridge's employees will be required to ensure the applications they create are Year 2000 compatible, with the assistance of TeraBridge's information systems department. All future purchases of hardware, software and other technologies will require Year 2000 compatibility certification or similar documentation.

     Contingency Planning.
         TeraBridge continues to address contingency planning as situations arise during the remainder of the year. TeraBridge currently does not foresee extensive contingency planning efforts. Principal activities will include backing up all databases and keeping the information systems department's schedule clear in January of 2000.


    Costs.
         The total costs for becoming 100% Year 2000 compatible for both TeraBridge and TNS will not be significant, less than $100,000. TeraBridge believes that adequate resources have been allocated for this purpose and does not expect to incur significant expenditures to resolve Year 2000 issues. However, there can be no assurance that TeraBridge will identify all Year 2000 problems in its systems in advance of their occurrence or that the Company can successfully remedy any problems that are discovered. The expenses of TeraBridge's efforts to address such problems, or the expenses or liabilities to which TeraBridge may become subject as a result of such problems, could materially adversely affect TeraBridge's business, prospects, operating results, financial condition.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)



                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
              TNS Bankruptcy Filing. As reported in Registrants' November 10, 1999 Current Report on SEC Form 8-K, on October 27, 1999
              ("Petition Date") co-registrant TeleHub Network Services Corporation ("TNS") filed a voluntary petition ("Petition") for reorganization under the federal bankruptcy laws. In re TeleHub Network Services Corporation, No. 99-B-33272 (N.D. Ill., filed October 27, 1999) (the "Bankruptcy Case"). That case is still in the preliminary stage.

                  TNS    is    currently     operating     its    business    as
              debtor-in-possession pursuant to Bankruptcy Code sections 1107 and 1108. On November 2, 1999, the Bankruptcy Court approved:

                o TNS employing legal counsel; and

                o an extension of time for TNS to file  schedules,  statement of financial affairs and other required documents.

              TNS has also requested the court's approval of the TNS Management Agreement (see Current Report on SEC Form 8-K filed November 10,
              1999).



              MCI/Worldcom Dispute. TNS's telecommunications network leased capacity from MCI/Worldcom. The average monthly charges of approximately $3.5 million were secured by TNS's accounts receivables and related collateral. Partly due to problems with the adequacy and timeliness of MCI/Worldcom's service, TNS could not provision sufficient customers onto its network to generate the revenue necessary to pay the monthly charges to MCI/Worldcom. At September 30, 1999, the outstanding amounts had reached approximately $9.5 million. When TNS could not provide adequate assurances of its ability to pay the outstanding balance, MCI/Worldcom terminated service to TNS. TNS accordingly ceased network operations on September 30, 1999.

                  MCI/Worldcom  has not yet asserted  any claims  against TNS or
              Registrant. Due to the automatic stay in the Bankruptcy Case, MCI/Worldcom must initiate any litigation against TNS as part of the Bankruptcy Case. TNS believes that it has meritorious defenses to any claims by MCI/Worldcom, especially the inadequacy of the services provided to TNS.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


Item 2.       Changes in Securities.

       (a) None of the constituent instruments defining the rights of the holders of any class of registered securities was materially modified.

       (b)    Not Applicable.

       (c) Issuance of Unregistered Securities. During the three months ended September 30, 1999, TeleHub Communications Corporation ("Registrant") issued a total of 3,360 common shares and warrants to purchase 1,234,756 common shares and no debt securities. None of those securities were sold in registered offerings and Registrant did not utilize an underwriter when issuing those securities. The following tables summarize all non-registered sales of securities during the three months ended September 30, 1999:

                                Equity Securities

Date                  Title               Amount     Type of Issuance          Consideration     Exemption
----                  -----               ------     ----------------          -------------     ---------
8/15/99      Common Shares                 1,020     Option Exercise              $5,100         Sec. 4(2)

8/16/99      Common Shares                 2,340     Option Exercise             $11,700         Sec. 4(2)


                       Warrants to Purchase Common Shares

                                      Per Share
Date         Shares Purchasable       Exercise Price          Class of Holder                    Exemption
----         ------------------       --------------          ---------------                    ---------
7/31/99              1,084,756*             $0.01             Accredited Investors               Sec. 4(2)

9/3/99                 150,000              $0.01             Vendor                             Sec. 4(2)

     * Represents increase in number of shares purchasable under the warrants issued July 30, 1998; those warrants required this increase if the Company's common shares were not trading on a securities exchange by July 30, 1999.

Item 3.       Defaults Upon Senior Securities.
       (a) TNS's Petition constitutes a default under Section 6.1(8) of the Indenture governing the Company's 13.875% Senior Secured Notes ("Bonds"). Indenture section 6.2 further provides that the Bonds automatically became immediately due and payable when TNS filed the Petition. On the Petition Date, the aggregate accreted value of the Bonds was approximately $98.8 million [13.875% interest, computed daily and compounded on January 31 and July 31]. Registrant has not yet repaid the Bond's accreted value, which increases by approximately $37,000 per day, and reached approximately $99.3 million by November 12, 1999.

       (b)    Not Applicable.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


Item 4.       Submission of Matters to a Vote of Security Holders.
              No matters were submitted for a vote of Security Holders.

Item 5.       Other Information
              Certain material matters were recently reported on Registrant's Current Report on SEC Form 8-K dated November 10, 1999. These matters included:

                o The Bankruptcy Case;

                o The proposed sale of TNS to FDN, Inc.; and

                o Changes in the officers and directors for Registrant and co-Registrants.

                These events occurred after September 30, 1999.

Item 6.       Exhibits and Reports on Form 8-K.
       (a)    Exhibits. No exhibits are filed with this Quarterly Report.

       (b) Reports on Form 8-K. During the three months ended September 30, 1999, Registrants did not file any Current Reports on SEC Form 8-K.

                       TELEHUB COMMUNICATIONS CORPORATION
                         (Commission File No. 333-61441)


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

                          TELEHUB COMMUNICATIONS CORPORATION
                          TELEHUB NETWORK SERVICES CORPORATION
                          TELEHUB TECHNOLOGIES CORPORATION
                          TELEHUB LEASING CORPORATION

November 12, 1999         By:    /s/ CARL ALU
                             ---------------------------------------------------
                              Carl Alu, President of:
                              TeleHub Communications Corporation
                              TeleHub Technologies Corporation
                              TeleHub Leasing Corporation


November 12, 1999         By:    /s/ TERRY DIDARDICHUK
                             ---------------------------------------------------
                              Terry Didardichuk
                              President of TeleHub Network Services Corporation


November 12, 1999         By:    /s/ JOHN R. LAWSON
                              --------------------------------------------------
                              John R. Lawson, Chief Financial Officer
                              of Registrants